Form 10-K
period 1993-12-31
FIRST NATIONAL BANK CORP
filed 1994-03-28
CIK 808364

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1993 File No. 0-15828

                           FIRST NATIONAL BANK CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                        38-2711692
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

    18800 Hall Road, Clinton Township, Michigan          48038-1340
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (810) 465-2400

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section  12(g) of the Act:

                              Title of each class
                         Common Stock, $3.125 par value

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  XX        NO


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information amendment to this Form 10-K. [ ]

     As of March 11, 1994, 2,315,672 shares of Common Stock of the Registrant were outstanding (exclusive of treasury shares). The aggregate market value of the shares of Common Stock as of such date (based on the last trading price of $23.25 per share on the NASDAQ Stock Market) held by non-affiliates was approximately $53.8 million.

                      Documents Incorporated by Reference

  The following documents are incorporated by reference into this Form 10-K:

  Part I:     Item 1       Part of Annual Report of the Registrant for the year
                           ended December 31, 1993.
  Part II:    Items 5-8    Part of Annual Report of the Registrant for the year
                           ended December 31, 1993.
  Part III:   Items 10-13  Part of definitive Proxy statement of the Registrant dated March 23, 1994, filed pursuant to
                           Regulation 14A.

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)



PART 1

ITEM 1.  BUSINESS

THE CORPORATION

      First National Bank Corp. (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on December 17, 1986, under the laws of the State of Dela-ware, and acquired First National Bank in Macomb County (formerly named First National Bank in Mount Clemens) (the "Bank"), effective April 30, 1987. The Corporation organized Bankers Fund Life Insurance Company (the "Insurance Company"), effective January 9, 1987. The Corporation exists primarily for the purpose of holding all the stock of its subsidiaries, the Bank and the Insurance Company, and of such other subsidiaries as it may acquire or establish.

      The Corporation's principal source of operating funds is expected to be dividends from the Bank. The expenses of the Corporation are generally paid using funds derived from dividends paid to the Corporation by the Bank.

THE BANK

      The Bank is a national banking association which has been in operation since 1926 under the laws of the United States of America, pursuant to a charter issued by the Office of the Comptroller of the Currency. The Bank is a member of the Federal Reserve System, and its deposits are insured to the maximum extent provided by the Federal Deposit Insurance
Corporation.

      The Bank, through its main office at 49 Macomb Place, Mount Clemens, Michigan and through its branch offices provides a wide variety of commercial banking services to individuals, businesses, governmental units, financial institutions, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW accounts, money market certificates, and fixed rate certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage and consumer loans; finances commercial transactions, and provides safe deposit facilities. Each location has an automated teller machine ("ATM") which participates in the Network 1 system, a regional shared network; the Cashstream system, an eastern United States regional network; the Cash Station system, a midwest regional network; and the Cirrus system, a nationwide network. In addition to the foregoing services, the Bank provides its customers with extended banking hours, and a system to perform certain transactions by telephone or personal computer. The Bank does not have trust powers, but it provides trust services via a correspondent bank relationship.

THE INSURANCE COMPANY

      The Insurance Company is incorporated under the laws of the State of Arizona. It is subject to regulation by the Arizona Corporation Commission and the Arizona Department of Insurance. Since substantially all of its business is conducted in the State of Michigan, it is re-quired to qualify as a foreign corporation, doing business in the State of Michigan.


EFFECT OF GOVERNMENT MONETARY POLICIES

      The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary poli-cies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

REGULATION AND SUPERVISION

        The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

        The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiaries to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

        With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit related insurance; leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Corporation has organized the Insurance Company for the purpose of engaging in the credit life, accident, and health reinsurance business. The Corporation has no current plans to engage in other non-banking activities.

        The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation, or any of its subsidiaries, on investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

        With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act does not permit the Federal Reserve Board to approve the acquisition by the Corporation, or any subsidiary, of any voting shares of, or interest in, or all or substantially all of the assets of any bank located outside the State of Michigan, unless such acquisition is specifically authorized by the laws of the state in which such bank is located. Certain states within the same geographic region have enacted reciprocal legislation, allowing interstate acquisitions of and by banking organizations.

        The Bank is required to maintain a noninterest bearing deposit (reserve balance) with the Federal Reserve Bank, based on a percentage of the Bank's deposits. During 1993 and 1992, the average reserve balances were approximately $2,717,000 and $2,069,000, respectively.

EMPLOYEES

        As of December 31, 1993, the Corporation and the Bank employed 244 persons (full-time equivalent).

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

COMPETITION

        All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks, in the Macomb County and Greater Detroit area. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as shares in various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank. Interstate banking legislation has further increased competition within the financial services industry.


        The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. With the advent of deregulation, rates have become more competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types of services. The Bank is generally competitive with other financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans. With respect to services, the Bank offers extended banking hours, personal checking services, a network of automated teller machines, and telephone banking services.


        Pursuant to federal regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 1993, and December 31, 1992, the legal lending limits were approximately $5,568,000 and $4,918,000, respectively.

ADDITIONAL STATISTICAL INFORMATION

        The majority of the consolidated statistical information for the Corporation is shown under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Selected Quarterly Financial Information," on pages 29 through 34 and page 35, respectively, of the Annual Report of the Corporation for the year ended December 31, 1993, and is incorporated by reference herein. The following discussion contains additional statistical information for the Corporation.

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)


SECURITY PORTFOLIO

      The following table shows the composition of the security portfolio as of the dates indicated:


                                                  December 31,
                                       --------------------------------
                                         1993        1992        1991
                                       --------    --------    --------
                                                 (in thousands)
      Investment securities:
        U.S. Treasury                   $ 9,229     $ 9,424     $ 7,073
        U.S. Government agencies         37,118      31,437      35,760
        Municipal obligations            33,162      36,525      48,694
        Other securities                    557         559         863
                                       --------    --------    --------
      Total investment securities        80,066      77,945      92,390

      Securities available for sale:
        U.S. Treasury                     5,047       3,046      ------
        U.S. Government agencies          2,459       2,015      ------
                                       --------    --------    --------
      Securities available for sale       7,506       5,061      ------
                                       --------    --------    --------
      Total securities                  $87,572     $83,006     $92,390
                                       --------    --------    --------
                                       --------    --------    --------

Loan and Lease Portfolio

      The following table details the composition of the loan and lease portfolio as of the dates indicated:


                                                   December 31,
                                    -------------------------------------------
                                    1993     1992      1991      1990      1989
                                    ----     ----      ----      ----      ----
                                                  (in thousands)
Types of loans:
  Residential real estate          $60,362  $65,438  $63,506   $65,758  $62,877
  Commercial                       212,035  195,133  162,105   148,722  123,799
  Installment                       55,629   56,496   60,907    71,062   61,956
  Lease financing                   ------      149      378       471      586
                                   -------  -------  -------   -------  -------
   Total loans                     328,026  317,216  286,896   286,013  249,218

Less:
  Allowance for loan and lease
   losses                            4,598    4,585    4,038     3,545    3,143
                                   -------  -------  -------   -------  -------
   Net loans                      $323,428 $312,631 $282,858  $282,468 $246,075
                                   -------  -------  -------   -------  -------
                                   -------  -------  -------   -------  -------

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)



      Residential real estate loans are generally for owner occupied, one to four family homes, which are secured by mortgages. The majority of these loans have a fixed interest rate.

      The increase in commercial loans during the 1989 to 1993 period came mostly from variable rate loans secured by commercial mortgages. In 1990, a large portion of the increase also came from fixed rate loans secured by commercial mortgages; and, in 1993, variable rate lines of credit contributed significantly to the increase. A large portion of the Bank's commercial mortgages are working capital loans, in which the Bank takes real estate as security on the loan.


      The decrease in installment loans in 1992 and 1993 was due primar-ily to the changing nature of the economy, as automobile and boat pur-chases (and therefore lending) have slowed, and consumers have tended to reduce their levels of debt. 1991's decrease was due to the Bank's sale of its credit card portfolio. The increase in installment loans in 1990 was primarily from "equity" lines of credit.

      The Bank has no material foreign or agricultural loans, and no material loans to energy producing customers.


      The following table shows the maturity distribution, classified according to fixed or variable interest rates, for the Bank's commercial loan portfolio at December 31, 1993.

                                                            After
                                                            One But      After
                                                Within      Within       Five
                                               One Year    Five Years    Years    Total
                                               --------    ----------    -----    -----
                                                         (in thousands)
Amount of loans and leases with:
   Predetermined interest rates                 $7,902      $29,120      $7,465   $44,487
   Floating or adjustable interest rates        52,744       91,908      22,896   167,548
                                              --------     --------     -------  --------
   Total commercial loans                      $60,646     $121,028     $30,361  $212,035
                                               -------     --------     -------  --------
                                               -------     --------     -------  --------

ANALYSIS OF NONPERFORMING LOANS


      The following table details the aggregate amount of nonaccrual loans and loans past due 90 days or more (but still accruing) as of the dates indicated:

                                                December 31,
                                 -------------------------------------------
                                 1993     1992      1991      1990      1989
                                 ----     ----      ----      ----      ----
                                               (in thousands)
  Nonaccrual loans                $961   $2,394    $1,099    $2,419     $752
  Past due 90 days or more       2,626    2,271     3,152     2,337    2,725
                               -------  -------   -------   -------  -------
  Totals                        $3,587   $4,665    $4,251    $4,756   $3,477
                               -------  -------   -------   -------  -------
                               -------  -------   -------   -------  -------

                                       6

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

      Loans are placed on a nonaccrual basis when, in the opinion of management, uncertainty exists as to the ultimate collection of princi-pal and interest. For the year ended December 31, 1993, $77,000 would have been recorded in interest income for loans in nonaccrual status at December 31, 1993, assuming they had been current in accordance with the original terms of the loan agreements. Interest received on such loans is credited directly to income. Interest income of $5,000 was collected and included in net income for the year ended December 31, 1993, for loans in nonaccrual status at December 31, 1993.

      Included in the nonaccrual category at December 31 were loans totaling $622,000 to a commercial borrower that was experiencing cash flow problems. The loans matured in 1992, and no principal or interest payments had been received since early 1993. Unpaid interest was $55,- 000 as of December 31, 1993. The loans were secured by a commercial property of the borrower. The Bank foreclosed on the collateral, and the property was sold in January, 1994. The entire principal amount was recovered in the sale; however, no interest was received. Another fore-closed property of the same borrower is being carried in other real estate at its estimated net realizable value of $300,000 at December 31, 1993. The Corporation charged off a total of $635,000 in 1993 related to this borrower's loans and ORE properties. Further losses, if any, are not expected to have a material effect on the Corporation's operat-ing results, liquidity, or capital resources.

      At December 31, 1993, there were no significant loans which are not disclosed above, where known information about possible credit prob-lems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans in the discussion above. Furthermore, management is not aware of any potential problem loans, except for those described above, which could have a material effect on the Corporation's operating results, liquidi-ty, or capital resources.

      Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to signifi-cantly differ from those experienced in the past.

      At December 31, 1993, the Corporation's leverage ratio (Tier I capital to total assets) was 7.68%. Regulatory agencies require a con-solidated bank holding company to maintain a minimum leverage ratio of 3.00%.
                                       7

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The following table summarizes loan balances at the end of each period and daily averages; changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off, by loan category; additions to the allowance which have been charged to expense; and selected ratios.

                                               Years Ended December 31,
                                      -------------------------------------------
                                      1993     1992      1991      1990      1989
                                      ----     ----      ----      ----      ----
                                                   (in thousands)
Average loans and leases
  outstanding                        $327,137 $295,492 $287,388  $265,989 $229,522
                                      -------  -------  -------   -------  -------
                                      -------  -------  -------   -------  -------
Total loans and leases at
  period end                         $328,026 $317,216 $286,896  $286,013 $249,218
                                      -------  -------  -------   -------  -------
                                      -------  -------  -------   -------  -------
Allowance for loan and lease
  losses at beginning of period        $4,585   $4,038   $3,545    $3,143   $2,598

Charged off:
  Commercial                              909      451      909       234       38
  Installment                             252      473      673       790      243
  Lease financing                          --       45       --        --      --
                                       ------  -------  -------   -------  -------
   Total                                1,161      969    1,582     1,024      281

Recoveries on loans previously
charged off:
  Residential real estate                  10   ------   ------    ------   ------
  Commercial                              183       92       29        50       79
  Installment                             156      149      171       101       67
                                      -------  -------  -------   -------  -------
   Total                                  349      241      200       151      146
                                      -------  -------  -------   -------  -------
   Net loans charged off                  812      728    1,382       873      135

Provision charged to expense              825    1,275    1,875     1,275      680
                                      -------  -------  -------   -------  -------

Allowance for loan and lease
  losses at end of period             $4,598   $4,585   $4,038    $3,545   $3,143
                                      -------  -------  -------   -------  -------
                                      -------  -------  -------   -------  -------
Ratio of net charge-offs during
  the period to average loans
  outstanding                          0.25%    0.25%    0.48%     0.33%    0.06%

Allowance for loan and lease losses
  as a percentage of loans and
  leases at period end                 1.40%    1.45%    1.41%     1.24%    1.26%

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

      In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allow-ance at adequate levels. Through its internal loan review department, management has attempted to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Mana-gement's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condi-tion of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present al-lowance is adequate, based on the broad range of considerations listed above.

      The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the suffi-ciency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collat-eral and its value. As evidenced by the table above, in 1993, the pro-vision for loan and lease losses decreased by $450,000, to $825,000, compared with a decrease of $600,000, to $1,275,000 in 1992. The prima-ry reason for the decrease was the continued improvement in the local economy, and lower levels of nonperforming loans throughout the year.


      Although management of the Bank believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allow-ance for loan and lease losses.

RETURN ON EQUITY AND ASSETS

      The following table contains selected ratios for the years indi-cated:

                                        1993        1992        1991
                                        ----        ----        ----
      Return on average total assets     0.74%       0.76%       0.71%
      Return on average equity          10.11       11.65       11.25
      Dividend payout ratio             46.88       37.33       33.44
      Average equity to average assets   7.28        6.56        6.34

ANALYSIS OF CHANGES IN NET INTEREST INCOME

      The components of fully tax-equivalent net interest income, along with the average daily balances of the earning assets and interest bear-ing liabilities, and the average rates earned and paid thereon, for each of the three years in the period ended December 31, 1993, are presented on page 31 of the Annual Report of the Corporation, for the year ended December 31, 1993, and are incorporated by reference herein.

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

ITEM 2.  PROPERTIES

      The Bank leases its main office in the downtown business district of Mount Clemens. The executive offices of the Corporation are located
in the Corporation - owned Financial  Center, in Clinton  Township.   The
Bank operates 16 branches located in Macomb County, 12 of which are owned and 4 of which are leased.


ITEM 3.  LEGAL PROCEEDINGS


      As a depository of funds, the Bank is occasionally named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

      The Corporation's management believes that no litigation is threa-tened or pending in which the Corporation, or any of its subsidiaries, is likely to experience loss or exposure which would materially affect the Corporation's equity, financial position, or liquidity as presented herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information shown under the caption "Consolidated Financial Highlights" on page 1 and "Stockholder Information" on page 36 of the Annual Report of the Corporation, for the year ended December 31, 1993, is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

      The information detailed under the captions "Selected Financial Data" and "Selected Quarterly Financial Information" on pages 28 and 35, respectively, of the Annual Report of the Corporation, for the year ended December 31, 1993, is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 34 of the Annual Report of the Corporation, for the year ended December 31, 1993, is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flow," "Notes to Consolidated Financial Statements," "Independent Audi-tors' Report," and "Selected Quarterly Financial Information" on pages 10 through 27 and page 35 of the Annual Report of the Corporation, for the year ended December 31, 1993, is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information listed under the captions "Election of Directors" on pages 1 and 2, "Information about Directors and Nominees as Directors" on pages 3 and 4, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 8 of the definitive Proxy Statement of the Corporation dated March 23, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference herein.


EXECUTIVE OFFICERS

      The following is a list of the executive officers of the Corpora-tion, together with their ages, their present positions, and the posi-tions that they have held with the Corporation and the Bank during the past five years. Each of the executive officers of the Corporation has been employed as an officer or employee of the Corporation or the Bank for more than the past five years. Executive officers of the Corpora-tion are elected annually by the Corporation's Board of Directors to serve for the ensuing year and until their successors are elected and qualified.


      Name and Position                                         Position Held Since           Age
      -----------------                                         -------------------           ---
Harold W. Allmacher                                                                            54
  Vice Chairman, President and Chief Executive Officer
   of the Corporation                                              1987 - present
  Chief Executive Officer of the Bank                              1986 - present
  President of the Bank                                            1983 - present

Brian P. Kimball                                                                               37
  Vice President of the Corporation                                1990 - present
  Executive Officer of the Corporation                             1989 - present
  Senior Vice President and Senior Loan
   Officer of the Bank                                             1989 - present
  Vice President and Senior Loan Officer
   of the Bank                                                     1987 - 1989

Paul G. Irwin                                                                                  30
  Vice President of the Corporation                                1993 - present
  Vice President and Loan Review Officer
   of the Bank                                                     1990 - present
  Commercial Loan Officer of the Bank                              1989 - 1990
  Management Trainee of the Bank                                   1988 - 1989

Richard J. Miller                                                                              35
  Vice President of the Corporation                                1993 - present
  Vice President and Controller of the Bank                        1991 - present
  Treasurer of the Corporation                                     1989 - present
  Acting Controller of the Bank                                    1989 - 1991

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)




ITEM 11.   EXECUTIVE COMPENSATION

      The information detailed under the captions "Board of Directors
Meetings and Committees" on pages 4 and 5, "Compensation Committee Interlocks and Insider Participation" on page 5, "Report of the Compensation and Executive Compensation Committee," on pages 5 and 6, "Summary Compensation
Table" on page 6, "Options granted in 1993", Aggregated Stock Option Exercises in 1993 and Year End Option Values", and "Supplemental Executive Retirement Plan" on page 7 of the definitive Proxy Statement of the Corporation dated March 23, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information summarized under the caption "Certain transactions" on page 7 of the definitive proxy statement of the Corporation dated March 23, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information listed under the caption "Certain Transactions" on page 7 of the definitive proxy statement of the Corporation dated March 23, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference herein.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:



                                                                        PAGE(S)
                                                                        -------
      1.Financial Statements:                                             (*)

        Consolidated Statements of Income - Three Years Ended
        December 31, 1993                                                 12

        Consolidated Balance Sheets - December 31, 1993 and 1992          10-11

        Consolidated Statements of Changes in Stockholders' Equity
        Three Years Ended December 31, 1993                               13

        Consolidated Statements of Cash Flow - Three Years Ended
        December 31, 1993                                                 14

        Notes to Consolidated Financial Statements                        15-26

        Independent Auditors' Report                                      27

        (*) Refers to page number(s) of Annual Report of the Corporation for the year ended December 31, 1993 at which the named item is located, and from which it is incorporated by reference into this Report.

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)


      2.Schedules:

        All schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.


      3.Exhibits:

        EXHIBIT NO.                       EXHIBIT DESCRIPTION
        -----------                       -------------------
         (3)(a)                     Certificate of Incorporation of the
                                      Corporation is incorporated by reference
                                      to exhibit (3)(a) to the Corporation's
                                      Annual Report on Form 10-K for its fiscal
                                      year ended December 31, 1987


         (3)(b)                     By-Laws of the Corporation are incorporated
                                      by reference to exhibit (4)(d) to the
                                      Corporation's registration statement on
                                      Form S-2 (registration number 33-29570)
                                      as filed with the Securities and Exchange
                                      Commission on June 28, 1989, regarding
                                      its 9% Convertible Subordinated Debentures due July 15, 2004.

         (10)(a)                    1988 Incentive Stock Option Plan is
                                      incorporated by reference to exhibit (10) to the Corporation's Annual Report on Form 10-K for its fiscal year ended
                                      December 31, 1988.

         (10)(b)                    Sale and leaseback agreement dated
                                      March 27, 1990 is incorporated by
                                      reference to exhibit (10)(a) to the
                                      Corporation's Form 10-K for its fiscal
                                      year ended December 31, 1989

         (10)(c)                    First National Bank in Macomb County
                                      Supplemental Executive Retirement Plan
                                      dated March 28, 1990, and amendment to
                                      Plan dated August 28, 1991, are
                                      incorporated by reference to exhibit (10)
                                      (c) to the Corporation's Form 10-K for
                                      its fiscal year ended December 31, 1991

         (10)(d)                    First National Bank Corp. 1992 Stock Option
                                      Plan for Nonemployee Directors, dated
                                      February 26, 1992, is incorporated by
                                      reference to exhibit (10)(d) to the
                                      Corporation's Form 10-K for its fiscal
                                      year ended December 31, 1992

         (11)                       Statement of Computation of Per Share
                                      Earnings

         (13)                       Annual Report of the Registrant to its
                                      Stockholders for the year ended December
                                      31, 1993

         (21)                       Subsidiaries of the Registrant

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

         (23)                       Consent of Independent Auditors regarding
                                      material incorporated by reference in a
                                      previously filed registration statement
                                      under the Securities Act of 1933

         (99)                       Proxy Statement of the Corporation dated
                                      March 23, 1994


(b)  Reports on Form 8-K

      The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Charter Township of Clinton, State of Michigan, on the 23rd day of March, 1994.


                                     FIRST NATIONAL BANK CORP.

                                     S/ ARIE GULDEMOND
                                     ------------------------
                                     Arie Guldemond, Chairman


                                     S/ HAROLD W. ALLMACHER
                                     --------------------------------------
                                     Harold W. Allmacher, Vice Chairman,
                                      President and Chief Executive Officer
                                        (Principle Executive Officer)

                                     S/ RICHARD J. MILLER
                                     ------------------------------------------
                                     Richard J. Miller, Treasurer
                                      (Principle Financial and Accounting
                                            Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following Directors, in the capacities indicated on March 23, 1994.


S/ RAYMOND M. CONTESTI               S/ DAVID A. MCKINNON
- -----------------------------        ---------------------------
Raymond M. Contesti, Director        David A. McKinnon, Director


S/ JAMES T. CRESSWELL
- -----------------------------        ---------------------------
James T. Cresswell, Director         Robert D. Morrison, Director


S/ CELESTINA GILES                   S/ JOHN J. MULSO
- -----------------------------        ---------------------------
Celestina Giles, Director            John J. Mulso, Director


S/ FRANK E. JEANNETTE                S/ GLEN D. SCHMIDT
- -----------------------------        ---------------------------
Frank E. Jeannette, Director         Glen D. Schmidt, Director

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)

                                 EXHIBIT INDEX


      The following constitute the exhibits to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993:

      EXHIBIT
      NUMBER                  EXHIBIT
      ------                  -------
        (3)(a)    Certificate of Incorporation of the Corporation
                    is incorporated by reference to exhibit (3)(a)
                    of the Corporation's Annual Report on Form
                    10-K for its fiscal year ended December 31, 1987

        (3)(b)    By-Laws of the Corporation are incorporated by
                    reference to exhibit (4)(d) to the Corporation's registration statement on Form S-2 (registration number 33-29570) as filed with the Securities and Exchange Commission on June 28, 1989, regarding its 9% Convertible Subordinated Debentures due
                    July 15, 2004

        (10)(a)   1988 Incentive Stock Option Plan is incorporated by
                    reference to exhibit (10) to the Corporation's Annual
                    Report on Form 10-K for its fiscal year ended
                    December 31, 1988

        (10)(b)   Sale and leaseback agreement dated March 27, 1990, is
                    incorporated by reference to exhibit (10)(a) to the Corporation's Form 10-K for its fiscal year ended
                    December 31, 1989

        (10)(c)   First National Bank in Macomb County Supplemental
                    Executive Retirement Plan dated March 28, 1990, and amendment to Plan dated August 28, 1991, are incorporated by reference to exhibit 10(c) to the Corporation's Form 10-K for its fiscal year ended
                    December 31, 1991

        (10)(d)   First National Bank Corp. 1992 Stock Option Plan for
                    Nonemployee Directors, dated February 26, 1992, is incorporated by reference to exhibit 10(d) to the Corporation's Form 10-K for its fiscal year ended
                    December 31, 1992

        (11)      Statement of Computation of Per Share Earnings

        (13)      Annual Report of the Registrant to its Stockholders
                    for the year ended December 31, 1993

        (21)      Subsidiaries of the Registrant

FIRST NATIONAL BANK CORP.
FORM 10-K (continued)


        (23) Consent of Independent Auditors regarding material incorporated by reference in a previously filed registration statement under the Securities Act of 1933

        (99)      Proxy Statement of the Corporation dated March 23, 1994