Form 10-Q
period 1994-03-31
FIRST NATIONAL BANK CORP
filed 1994-05-10
CIK 808364

                                                                       CONFORMED



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended                  March 31, 1994

                                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission File No. 0-15828

                           FIRST NATIONAL BANK CORP.
                           -------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          38-2711692
            --------                                          ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
           or organization)

               18800 Hall Road, Clinton Township, MI  48038-1340
               -------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                 (810) 465-2400
              (Registrant's telephone number, including area code)

                          No change since last report
                          ---------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X          No
                                 -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                   Outstanding at May 5, 1994
           -----                                   --------------------------
    Common Stock, $3.125 Par Value                       2,432,060 Shares

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of First National Bank Corp. (the Corporation) include the consolidation of its two subsidiaries; First National Bank in Macomb County (the Bank) and Bankers Fund Life Insurance Co. (the Insurance Company).

The unaudited financial statements of the Corporation for the three month periods ended March 31, 1994 and 1993, reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the quarter are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included with the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

Following are the Corporation's Consolidated Balance Sheet as of March 31, 1994, December 31, 1993, and March 31, 1993; and Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flow for the three month periods ended March 31, 1994 and 1993:

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Balance Sheet
(Unaudited)

                                                       March 31,       December 31,      March 31,
Assets                                                   1994              1993            1993
- - ----------------------------------                    ---------        ---------        ---------
                                                                   (in thousands)
Cash and due from banks                                $24,587          $25,383          $27,257
Federal funds sold                                       8,200           22,900            7,600
- - ----------------------------------                    ---------        ---------        ---------
  Cash and Cash Equivalents                             32,787           48,283           34,857
- - ----------------------------------                    ---------        ---------        ---------

Securities available for sale
 (at fair value) (1)                                     7,643            7,506            5,040
Investment securities
 (at amortized cost) (2)                               104,185           80,066           80,177

Loans
  Residential real estate                               60,491           60,362           70,086
  Commercial                                           210,378          212,035          202,541
  Installment                                           54,860           55,629           57,673
- - ----------------------------------                    ---------        ---------        ---------
  Total Loans                                          325,729          328,026          330,300
Allowance for loan losses                              (4,679)          (4,598)          (4,735)
- - ----------------------------------                    ---------        ---------        ---------
  Net Loans                                            321,050          323,428          325,565
- - ----------------------------------                    ---------        ---------        ---------

Property and equipment (net of depreciation)            15,200           15,596           14,514
Accrued interest receivable                              3,282            2,600            3,408
Other real estate                                        3,054            3,290            3,369
Other assets                                             3,566            3,564            3,770
- - ----------------------------------                    ---------        ---------        ---------
  Total Assets                                        $490,767         $484,333         $470,700
- - --------------------------------                      ---------        ---------        ---------
- - --------------------------------                      ---------        ---------        ---------

(1) Amortized cost of $7.8 million at March 31, 1994. Prior to 1994, these securities were reported at the lower of amortized cost or fair value.

(2) Fair value of $104.3 million at March 31, 1994; $82.4 million at December 31, 1993; and $82.7 million at March 31, 1993. Investment securities of $3.9 million were pledged at March 31, 1994, to secure public funds on deposit, and for other purposes required by law.

(continued)

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Balance Sheet, continued
(Unaudited)

                                                       March 31,       December 31,      March 31,
Liabilities and Stockholders' Equity                     1994              1993            1993
- - ----------------------------------                    ---------        ---------        ---------
                                                          (in thousands, except share data)
Deposits
  Demand
    Noninterest bearing                                $74,228          $76,343          $75,967
    Interest bearing                                   119,405          121,544          119,416
  Savings                                               88,963           88,467           85,333
  Time                                                 163,063          153,698          146,551
- - ----------------------------------                    ---------        ---------        ---------
  Total Deposits                                       445,659          440,052          427,267
- - ----------------------------------                    ---------        ---------        ---------

Short term borrowings                                    1,100            1,100            1,100
Other liabilities                                        6,030            5,909            5,862
Long term debt                                            ----             ----            5,456
- - ----------------------------------                    ---------        ---------        ---------
  Total Liabilities                                    452,789          447,061          439,685
- - ----------------------------------                    ---------        ---------        ---------
Stockholders' Equity
  Common stock -- $3.125 par value;
   8,000,000 shares authorized;
   2,431,456 shares issued and
   outstanding at 3/31/94; 2,315,671
   shares outstanding at 12/31/93;
    and 1,471,241 shares outstanding
   at 3/31/93.                                           7,598            7,236            4,598
  Additional paid-in capital                            17,957           15,659           13,916
  Retained earnings                                     12,498           14,377           12,501
  Unrealized loss on securities
    available for sale                                    (75)             ----             ----
- - ----------------------------------                    ---------        ---------        ---------
  Total Stockholders' Equity                            37,978           37,272           31,015
- - ----------------------------------                    ---------        ---------        ---------
Total Liabilities and Stockholders'
  Equity                                              $490,767         $484,333         $470,700
- - --------------------------------                      ---------        ---------        ---------
- - --------------------------------                      ---------        ---------        ---------

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Income
(Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                              1994             1993
- - ------------------------------                               -------          -------
                                                                  (in thousands)
Interest Income
  Loans (including fees)                                      $6,564           $6,760
  Securities
    Taxable                                                      873              814
    Tax-exempt                                                   520              564
  Federal funds sold                                             107               36
- - ------------------------------                               -------          -------
  Total Interest Income                                        8,064            8,174
- - ------------------------------                               -------          -------
Interest Expense
  Deposits                                                     2,767            2,798
  Short term borrowings                                           11               21
  Long term debt                                                ----              175
- - ------------------------------                               -------          -------
  Total Interest Expense                                       2,778            2,994
- - ------------------------------                               -------          -------
  Net Interest Income                                          5,286            5,180
Provision for loan losses                                        150              225
- - ------------------------------                               -------          -------
  Net Interest Income after Provision
    for Loan Losses                                            5,136            4,955
- - ------------------------------                               -------          -------
Noninterest Income
  Service charges on deposit accounts                            663              631
  Net realized security gains (losses)                             1              (4)
  Other income                                                   516              240
- - ------------------------------                               -------          -------
  Total Noninterest Income                                     1,180              867
- - ------------------------------                               -------          -------
Noninterest Expense
  Salaries, benefits, and payroll taxes                        1,985            1,938
  Occupancy                                                      478              421
  Equipment                                                      380              481
  Other operating expense                                      1,936            1,718
- - ------------------------------                               -------          -------
  Total Noninterest Expense                                    4,779            4,558
- - ------------------------------                               -------          -------

(continued)

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Income, continued
(Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                             1994             1993
- - ------------------------------                              -------          -------
                                                      (in thousands, except per share data)
  Income Before Taxes and Cumulative
    Effect of Change in Accounting
      Principle                                                1,537            1,264
Income tax expense                                               355              245
- - ------------------------------                               -------          -------
  Income Before Cumulative Effect
    of  Change in Accounting Principle                         1,182            1,019
Cumulative effect of change
  in accounting principle                                       ----           (1,183)
- - ------------------------------                               -------          -------
  Net Income (Loss)                                           $1,182            ($164)
- - ----------------------------                                 -------          -------
- - ----------------------------                                 -------          -------

Per share data:

  Primary Income Before Cumulative
    Effect of Change in Accounting
      Principle                                                 $0.48            $0.52
  Cumulative effect of change in
    accounting principle                                         ----            (0.60)
- - ------------------------------                                -------          -------
  Primary Net Income (Loss)                                     $0.48           ($0.08)
- - ----------------------------                                  -------           ------
- - ----------------------------                                  -------           ------

  Fully Diluted Income Before Cumulative
    Effect of Change in Accounting
      Principle                                                 $0.48            $0.46
  Cumulative effect of change in
    accounting principle                                         ----            (0.49)
- - ------------------------------                               --------          -------
  Fully Diluted Net Income (Loss)                               $0.48           ($0.03)
- - ----------------------------                                 --------          -------
- - ----------------------------                                 --------          -------

  Cash Dividends                                                $0.18            $0.17
- - ----------------------------                                  -------           ------
- - ----------------------------                                  -------           ------

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           1994           1993
- - --------------------------------                       ----------       ---------
                                                  (in thousands, except per share data)
Common Stock:
  Balance, beginning of period                              $7,236         $4,074
    Stock dividend (A)(B)                                      362             87
    Conversion of debentures                                  ----             34
    Exercise of equity contracts                              ----            402
    Exercise of stock options                                 ----              1
- - --------------------------------                        ----------      ---------
  Balance, end of period                                     7,598          4,598
- - --------------------------------                        ----------      ---------
Additional Paid-in Capital:
  Balance, beginning of period                              15,659         11,033
    Exercise of stock options                                   11              5
    Stock dividend (A)(B)                                    2,287            665
    Conversion of debentures                                  ----            176
    Exercise of equity contracts                              ----          2,037
- - --------------------------------                        ----------      ---------
  Balance, end of period                                    17,957         13,916
- - --------------------------------                        ----------      ---------
Retained Earnings:
  Balance, beginning of period                              14,377         14,900
    Net income (loss)                                        1,182           (164)
    Cash dividends ($0.18 per share in 1994,
      $0.17 in 1993) (D)                                      (440)          (340)
    Change in ESOP loan guarantee                               28            (69)
    Stock dividend (A)(B)                                   (2,649)        (1,820)
    Exercise of stock options                                 ----             (6)
- - --------------------------------                        ----------      ---------
  Balance, end of period                                    12,498         12,501
- - --------------------------------                        ----------      ---------
Unrealized Security Gains (Losses):
  Balance, beginning of period                                ----            ----
    Change in unrealized gain (loss)                           (75)           ----
- - --------------------------------                        ----------       ---------
  Balance, end of period                                       (75)           ----
- - --------------------------------                        ----------       ---------
Treasury Stock:
  Balance, beginning of period                                ----           (598)
    Repurchase of common stock (C)                            ----           (470)
    Stock dividend (B)                                        ----          1,068
- - --------------------------------                        ----------      ---------
  Balance, end of period                                      ----           ----
- - --------------------------------                        ----------      ---------
Total Stockholders' Equity, End of Period                  $37,978        $31,015
- - ------------------------------                          ----------      ---------
- - ------------------------------                          ----------      ---------

See notes on following page.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Notes, from preceding page:


(A) On March 30, 1994, the Board of Directors of the Corporation declared a 5% stock dividend to stockholders of record on April 13, 1994, payable May 4, 1994.

(B) On March 24, 1993, the Board of Directors of the Corporation declared a 5% stock dividend to stockholders of record on April 14, 1993, payable May 5, 1993.

(C) The Corporation repurchased 18,000 shares of its common stock in 1993 at an average price of $26.12 per share. (The per share average price has not been adjusted for stock dividends or splits.)

(D) Per share amounts of cash dividends have been adjusted to give effect to the 5% stock dividends in 1994 and 1993, and the 4-for-3 stock split in 1993.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Cash Flow                            Three Months Ended
(Unaudited)                                                         March 31,
                                                            ----------------------
                                                               1994          1993
- - ---------------------------------------------               ----------  ----------
                                                                  (in thousands)
Operating Activities:
  Net income (loss)                                           $1,182          ($164)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
   Provision for loan losses                                     150            225
   Depreciation expense                                          316            344
   Gain on sales of property and equipment                      (269)          ----
   Net amortization of security premiums                         430            166
   Net realized security losses (gains)                           (1)             4
   Increase in interest receivable                              (682)          (768)
   Decrease in interest payable                                  (71)          (157)
   Decrease (increase) in other assets                           283           (729)
   Increase in other liabilities                                 220          1,966
- - ---------------------------------------------             ----------     ----------
  Net Cash Provided by Operating Activities                    1,558            887

Investing Activities:
  Proceeds from maturities and calls of securities
    available for sale                                         3,035           ----
  Purchases of securities available for sale                  (3,339)          ----
  Proceeds from maturities and calls of investment
    securities                                                 3,165          3,563
  Purchases of investment securities                         (27,659)        (5,944)
  Net increase in residential real estate loans                 (129)        (4,648)
  Net decrease (increase) in commercial loans                  1,633         (7,286)
  Net decrease (increase) in installment loans                   724         (1,225)
  Purchases of property and equipment                           (600)          (149)
  Proceeds from sales of property and equipment                  949           ----
- - ---------------------------------------------             ----------     ----------
  Net Cash Used in Investing Activities                      (22,221)       (15,689)

Financing Activities:
  Net increase (decrease) in noninterest bearing demand
    deposits                                                  (2,115)         7,688
  Net decrease in interest bearing demand deposits            (2,139)        (6,735)
  Net increase in savings deposits                               496          2,473
  Net increase in time deposits                                9,365         12,905
  Net increase in short term borrowings                         ----            155
  Cash dividends paid                                           (440)          (340)
  Repurchase of common stock                                    ----           (470)
  Proceeds from exercise of equity contracts and
     stock options                                              ----            150
  Cash paid for equity contract redemption                      ----           (257)
- - ---------------------------------------------             ----------     ----------
  Net Cash Provided by Financing Activities                    5,167         15,569
- - ---------------------------------------------             ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents             (15,496)           767
Cash and Cash Equivalents at the Beginning
  of the Period                                               48,283         34,090
- - ---------------------------------------------             ----------     ----------
Cash and Cash Equivalents at the End
  of the Period                                              $32,787        $34,857
- - ------------------------------------------                ----------      ---------
- - ------------------------------------------                ----------      ---------

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(A) Analysis of Financial Condition

Total assets of the Corporation have increased by slightly over 1%, or $6.5 million, to $490.8 million at March 31, 1994, compared with $484.3 million at December 31, 1993, and by 4%, or $20.1 million, over March 31, 1993.

During the first quarter, total deposits rose by $5.6 million, while loans decreased by $2.3 million. Because of the loan slowdown, and also to reduce excess federal funds sold, the Corporation purchased a large volume of securities during the quarter.

The following tables show the amortized cost and fair value of the Corporation's security portfolios as of the dates indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are reported at fair value beginning January 1, 1994. Prior to that, securities available had been carried at the lower of amortized cost or fair value.



                                                                    March 31, 1994
                                                      --------         --------         --------
                                                      Amortized          Fair
                                                        Cost            Value           Variance
                                                      --------         --------         --------
                                                                      (in thousands)
         Securities available for sale:
         United States Treasury                         $2,035           $2,025            ($10)
         United States Government agencies               5,721            5,618            (103)
                                                      --------         --------        --------
             Total securities available for sale         7,756            7,643            (113)
                                                      --------         --------        --------

         Investment securities:

         United States Treasury                         17,610           17,527             (83)
         United States Government agencies              49,129           48,598            (531)
         Municipal obligations                          35,503           36,231             728
         Other securities                                1,943            1,943            ----
                                                      --------         --------        --------
             Total investment securities               104,185          104,299             114
                                                      --------         --------        --------

             Total Securities                         $111,941         $111,942              $1
                                                      --------         --------        --------
                                                      --------         --------        --------

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


                                                                 December 31, 1993
                                                    --------         --------         --------
                                                    Amortized          Fair
                                                      Cost            Value           Variance
                                                    --------         --------         --------
                                                                    (in thousands)
         Securities available for sale:
         United States Treasury                       $5,047           $5,048               $1
         United States Government agencies             2,459            2,460                1
                                                    --------         --------         --------
             Total securities available for sale       7,506            7,508                2
                                                    --------         --------         --------

         Investment securities:

         United States Treasury                        9,229            9,376              147
         United States Government agencies            37,118           37,324              206
         Municipal obligations                        33,162           35,095            1,933
         Other securities                                557              560                3
                                                    --------         --------         --------
             Total investment securities              80,066           82,355            2,289
                                                    --------         --------         --------

             Total Securities                        $87,572          $89,863           $2,291
                                                    --------         --------         --------
                                                    --------         --------         --------


                                                                  March 31, 1993
                                                    --------         --------         --------
                                                    Amortized          Fair
                                                      Cost            Value           Variance
                                                    --------         --------         --------

         Securities available for sale:

         United States Treasury                       $3,036           $3,141             $105
         United States Government agencies             2,004            2,016               12
                                                    --------         --------         --------
             Total securities available for sale       5,040            5,157              117
                                                    --------         --------         --------

         Investment securities:

         United States Treasury                        9,376            9,674              298
         United States Government agencies            35,335           35,826              491
         Municipal obligations                        34,912           36,679            1,767
         Other securities                                554              556                2
                                                    --------         --------         --------
             Total investment securities              80,177           82,735            2,558
                                                    --------         --------         --------

             Total Securities                        $85,217          $87,892           $2,675
                                                    --------         --------         --------
                                                    --------         --------         --------

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the classification of debt and equity securities into three categories; investment, trading, or available for sale. As noted earlier, investment securities are carried at amortized cost, and no gains or losses are recorded until realized. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available are excluded from earnings, but are reported (net of tax) as a separate component of stockholders' equity. Securities that are bought and held principally to sell them in the near term would be classified as trading securities, and reported at fair value, with unrealized gains and losses charged to earnings. Since the Corporation does not engage in the short term buying and resale of securities, management has not placed any securities in the trading category, and does not expect to do so in the future.

As of March 31, 1994 the Corporation has recorded an unrealized loss of $113,000 on securities available for sale. An after-tax reduction of $75,000 has been recorded in the stockholders' equity section of the balance sheet.

During 1994, investment securities have increased by 30%, or $24.1 million, to $104.2 million at March 31, 1994, from $80.1 million at December 31, 1993. The major increases during this period came in the United States Treasury and Government agency categories, with increases of $8.4 million and $12.0 million, respectively. These purchases were made using uninvested funds from December 31, and as deposit growth outpaced loan demand during the three month period. Investment securities have increased by $24.0 million since the prior March 31.

Total loans decreased by $2.3 million during the three months ended March 31, 1994, and decreased by just over 1%, or $4.6 million, from March 31, 1993.

Residential real estate loans were relatively unchanged in the first quarter. During the twelve months ended March 31, 1994, residential mortgage loans decreased by 14%, or $9.6 million. This decrease was due to a large volume of prepayment and refinancing activity.

Commercial loans have decreased by $1.7 million during the quarter, to $210.4 million at March 31. Over the past year, commercial loans have increased by 4%, or $7.8 million. For the three month period, the majority of the decrease came in fixed rate loans secured by commercial mortgages. For the year, the largest increases came from variable rate commercial mortgages and variable rate lines of credit. Many of the commercial mortgage loans are for general business purposes, for which the Bank has taken a mortgage as security on the loan.

Installment loans decreased by $2.8 million, or 5%, during the twelve months ended March 31, 1994, to $54.9 million. This decrease was largely due to a $3.5 million decrease in "home equity" lines of credit.

The following table shows the components of nonperforming loans as of the dates indicated, as well as the ratios of such loans to the total loan portfolio:

                                      March 31,       December 31,     March 31,
                                        1994             1993            1993
                                     ----------       ------------     ----------
                                                      (in thousands)
Nonaccrual loans                           $270              $961          $1,767
Loans over 90 days past due,
    but still accruing                    2,340             2,626           4,432
                                     ----------       ------------     ----------
Total nonperforming loans                $2,610            $3,587          $6,199
                                     ----------       ------------     ----------
                                     ----------       ------------     ----------
Nonperforming loans, as a
    percentage of total loans
    at period end                          0.80%             1.09%           1.88%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest.
For the three months ended March 31, 1994, $14,000 would have been recorded in interest income for loans in nonaccrual status at March 31, 1994, assuming they had been current in accordance with the original terms of the loans. Interest received on nonaccrual loans is credited directly to income. Interest income of $3,000 was collected and included in net income for the quarter ended March 31, for loans in nonaccrual status at period end.

Included in the nonaccrual category at December 31, 1993, were loans totaling $622,000 to a commercial borrower that was experiencing cash flow problems.
The loans matured in 1992, and no principal or interest payments had been received since early 1993. Unpaid interest was $55,000 as of December 31, 1993. The loans were secured by a commercial property of the borrower. The Bank foreclosed on the collateral, and the property was sold in January, 1994. The entire principal amount was recovered in the sale; however, no interest was received. Another property of the same borrower is being carried in other real estate at its estimated net realizable value of $300,000 at March 31, 1994. Further losses on this property, if any, are not expected to have a material effect on the Corporation's operating results, liquidity, or capital resources.

In addition, management placed a commercial loan for $2.3 million in other real estate on December 31, 1990, in accordance with accounting guidelines for "in-substance" foreclosure loans. The loan is for a commercial construction project on which the Bank holds a mortgage. The property is being carried at the lower of the amount of the loan outstanding or net realizable value of the property, which was $2.8 million at March 31, 1994. The Corporation charged $200,000 to other real estate expense for this property during the first three months of 1994. The property was sold by the borrower in 1991, and the new owner is in the process of recruiting tenants and securing leases. The construction is essentially complete, with specific improvements made as new tenants move in. In accordance with accounting rules, the property will be carried in other real estate and no interest income will be recognized until the borrower has reached a cumulative investment in the property, which will be 10-20% of the sales value, depending on the borrower meeting certain requirements.

In each quarter, or more frequently as necessary, management evaluates the problems and potential losses in the loan portfolio. The results of this evaluation are reflected in the allowance and periodic provision for loan losses.

At March 31, 1994, there were no significant loans that are not disclosed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans in the discussion above.

Furthermore, management is not aware of any potential problem loans, except for those described above, which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The Bank grants loans to customers who live primarily in Macomb County and metropolitan Detroit. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their loan agreements is dependent upon the automotive industry. Additionally, nearly all of the Bank's residential real estate portfolio consists of loans for 1 to 4 family homes located in Macomb County.

During the three months ended March 31, 1994, total deposits increased by 1%, or $5.6 million, to $445.7 million. The increase was led by a $9.4 million increase in time deposits, primarily from the new increasing rate certificates. Total demand deposits partially offset the time deposit increase with a decline of $4.3 million. The largest drop came in state, county, and municipal deposits. For the twelve months ended March 31, 1994, total deposits have increased by 4%, or $18.4 million. In this period, time deposits again led the way with a $16.5 million increase. Five year certificates rose by $24.7 million due to a special rate offering. This jump was partially offset by a decline of $13.8 million in jumbo (greater than $100,000) certificates.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



Total capital has increased over the previous March 31 by $7.0 million, while long term debt decreased by $5.5 million. During this period, approximately $5.3 million of new equity was created by the conversion of debentures. The Corporation completed a redemption of its 9.0% Convertible Subordinated Debentures as of July 15, 1993. The conversions were initiated by holders of the debt prior to the redemption date.

On March 30, 1994, the Corporation's Board of Directors declared a 5% stock dividend. Additional shares were distributed beginning May 4, to stockholders of record April 13. Cash will be paid in lieu of issuing any fractional shares. The transaction has no effect on the total amount of capital, and the par value of common stock remains at $3.125 per share. The stock dividend has been given effect in the March 31, 1994 balance sheet, as well as in calculations of earnings and dividends per share shown in this report.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:

                                                March 31,       December 31,     March 31,        Minimum
                                                  1994             1993            1993          Requirement
                                                --------        ----------       --------        ----------
Leverage ratio (Tier 1 capital to assets)        7.74%            7.68%           6.51%             3.00%
Tier 1 capital to risk-based assets             10.82%           10.55%           8.77%             4.00%
Total capital to risk-based assets              12.07%           11.80%          11.58%             8.00%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


(B) Analysis of Results of Operations

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table, presented on a fully tax-equivalent (FTE) basis, shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates. Variances that are attributable to BOTH volume and rate changes have been allocated to the volume component.

                                                            Three Months Ended March 31,
                                                                   1994 vs. 1993
                                                   ---------------------------------------------
                                                                          Increase  (Decrease)
                                                                          Due to Changes In
                                                                    ----------------------------
                                                     Total            Volume            Rate
                                                   ----------       ----------       -----------
                                                                    (in thousands)

Earning Assets - Interest Income:
  Federal funds sold                                    $71              $71            ----
  Securities
    United States Treasury                               55               85            ($30)
    United States Government agencies                    (2)             170            (172)
    Municipal obligations                               (62)             (35)            (27)
    Other securities                                      6                7              (1)
  Loans                                                (196)              28            (224)
                                                   ----------       ----------       ----------
    Total                                              (128)             326            (454)
                                                   ----------       ----------       ----------

Deposits and Borrowed Funds - Interest Expense:
  Deposits
    Demand - interest bearing                           (52)              12             (64)
    Savings                                            (125)              23            (148)
    Time                                                146              176             (30)
  Short term borrowings                                 (10)             (14)              4
  Long term debt                                       (175)            (175)           ----
                                                   ----------       ----------       ----------
    Total                                              (216)              22            (238)
                                                   ----------       ----------       ----------
Tax-Equivalent Net Interest Margin:
  Interest income on earning assets
  less interest cost of deposits
  and borrowed funds                                    $88             $304           ($216)
                                                   ----------       ----------       ----------
                                                   ----------       ----------       ----------

For the quarter ended March 31, 1994, net interest income, on a FTE basis increased by 2%, or $88,000, over the same period one year ago. This was due to a significant increase in the volume of interest earning assets, especially in securities. On the liability side, an increase in deposit volumes was offset by the absence of long term debt in the current year. The boost in asset volumes was somewhat hampered by falling rates, as they fell proportionately more than the drop in liability rates. The net interest margin slipped in the quarter, to 5.01%, compared with 5.28% for the same period one year ago.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


AVERAGE STATEMENTS OF CONDITION

The following table, also presented on a FTE basis, shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset and interest bearing liability; the net interest spread, and the net interest margin, for the three month periods ended March 31, 1994 and 1993. Average balances for securities in the "available for sale" category are calculated using amortized cost. Nonperforming loans are included in average loans. Interest on loans includes loan fees. The tax-equivalent calculation for tax-exempt income on securities and loans assumes a 34% federal tax rate, and is adjusted for any interest expense deduction that would be disallowed, according to current tax law.

                                                                Three Months Ended March 31,
                                    ---------------------------------------------------------------------------------
                                                   1994                                          1993
                                    ---------    ---------     ---------       ---------    ----------      ---------
                                                                Average                                      Average
                                                   Interest      Rate                         Interest        Rate
                                      Average      Income/      Earned/          Average      Income/        Earned/
                                      Balance      Expense       Paid            Balance      Expense         Paid
                                    ---------    ---------     ---------       ---------    ----------      ---------
                                                                      (in thousands)
Assets:
  Federal funds sold                   $13,867        $107         3.09%        $4,676           $36          3.08%
  Securities
    United States Treasury              18,929         247         5.22         12,450           192          6.17
    United States Government
      agencies                          48,305         612         5.07         34,893           614          7.04
    Municipal obligations               33,946         762         8.98         35,490           824          9.29
    Other securities                     1,111          14         5.04            557             8          5.75
  Loans                                326,831       6,587         8.06        325,427         6,783          8.34
                                     ----------    --------     --------     ----------      --------       --------
Total Earning Assets/Total Interest
  Income                               442,989       8,329         7.52%       413,493         8,457          8.18%
                                                   --------     --------                     --------       --------
Cash and due from banks                 25,457                                  25,523
All other assets                        20,824                                  19,907
                                    ----------                              ----------
Total Assets                          $489,270                                $458,923
                                    ----------                              ----------
                                    ----------                              ----------
Liabilities and Stockholders'
Equity:
  Deposits
    Demand-interest bearing           $123,847         741         2.39%      $121,889           793          2.60%
    Savings                             88,325         394         1.78         83,167           519          2.50
    Time                               157,409       1,632         4.15        140,473         1,486          4.23
  Short term borrowings                  1,089          11         4.04          2,431            21          3.46
  Long term debt                          ----        ----         ----          7,746           175          9.04
                                     ----------    --------     --------     ----------      --------       --------
Total Interest Bearing Liabilities/
  Total Interest Expense               370,670       2,778         3.00%       355,706         2,994          3.37%
                                                   --------     --------                     --------       --------
Noninterest bearing demand deposits     74,728                                  68,849
All other liabilities                    6,054                                   3,968
Stockholders' equity                    37,818                                  30,400
                                     ---------                              ----------
Total Liabilities and Stockholders'
  Equity                              $489,270                                $458,923
                                     ---------                              ----------
                                     ---------                              ----------
FTE Interest Spread (Average Rate
  Earned Minus Average Rate Paid)                                  4.52%                                      4.81%
                                                                 -------                                    -------
                                                                 -------                                    -------
FTE Net Interest Income                             $5,551                                    $5,463
                                                   -------                                   -------
                                                   -------                                   -------
FTE Net Interest Margin (Net
  Interest Income/Total Earning
  Assets)                                                          5.01%                                      5.28%
                                                                --------                                    -------
                                                                --------                                    -------

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


ANALYSIS OF INCOME STATEMENT ITEMS

Net income for the quarter ended March 31, 1994, was $1.2 million, contrasted with a net loss of $164,000 for the same period one year ago. This represents the best opening quarter in the Corporation's history, while 1993's opening quarter loss was the result of a one-time accounting charge for postretirement benefits.

First quarter net interest income increased by 2% over the prior year, to $5.3 million. As discussed earlier, this was mostly due to larger average balances of earning assets, and was partly offset by a larger drop in average rates on earning assets versus paying liabilities. See the preceding analysis of changes in net interest income for more details.

The provision for loan losses decreased by $75,000 from 1993's first quarter. This brought net interest income after the provision to $5.1 million for the period, an increase of nearly 4% over the first three months of 1993.

For the quarter, noninterest income increased by $313,000 over the previous year. The primary contributor to this increase was a $269,000 gain on the sale of a parcel of land.

Noninterest expense for the three month period rose by $221,000, to $4.8 million. Once again, the increase is mostly attributable to a single factor; a nonrecurring, $200,000 charge to expense related to an other real estate property.

For the three months ended March 31, 1994, income before taxes and the cumulative effects of accounting changes increased by almost 22%, or $273,000, to $1.5 million. In the first quarter of 1993, a one-time charge of $1.2 million had been recorded for postretirement benefits, due to the implementation of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Income tax expense was $355,000 for the three months ended March 31, 1994, compared with $245,000 in 1993. This brought year-to-date net income to $1,182,000 for the three months ended March 31, 1994, compared with a net loss of $164,000 for the same period one year earlier.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the nature and mix of the banking institution's sources and uses of funds. For the Corporation, the major sources of liquidity have been federal funds sold, and loans (including demand loans) and securities maturing within one year. At March 31, 1994 and 1993, federal funds sold amounted to $8.2 million and $7.6 million, respectively. Loans (including demand loans) and securities maturing within one year amounted to $110.9 million at March 31, 1994, and $106.4 million at March 31, 1993. Additional liquidity is provided by two repurchase agreement lines of credit, totaling $20.0 million; and, as of April, 1994, a $25.0 million line of credit with the Federal Home Loan Bank
(FHLB), which could be drawn upon for short term liquidity needs, if necessary. The FHLB line of credit would be collateralized with securities, if drawn upon. The Corporation has identified certain securities as "available for sale." These are securities that may be sold for liquidity or other purposes. Management determines the adequacy of items so classified by considering normal deposit fluctuations, expected loan demand, and the other liquidity sources and needs discussed above. The Corporation's dependence on large deposits that experience volatile rate changes is closely monitored. These deposits consist mainly of time certificates of deposit of $100,000 and over, of which the balance was $66.1 million and $71.7 million at March 31, 1994 and 1993, respectively.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest spread, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in spreads and to minimize risk due to changes in general interest rates.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 1994. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.


                                               AFTER THREE       AFTER SIX        AFTER ONE
                                  WITHIN       MONTHS BUT        MONTHS BUT       YEAR BUT       AFTER
                                  THREE        WITHIN SIX        WITHIN ONE       WITHIN         FIVE
                                  MONTHS       MONTHS            YEAR             FIVE YEARS     YEARS       TOTAL
                                 ---------    ------------       ------------     -----------    ------      -------
                                                          (in thousands)
Interest earning assets:
   Federal funds sold              $8,200         ----              ----              ----          ----      $8,200
   Loans                          209,052       $3,941            $7,691           $63,331       $41,714     325,729
   Securities (1)                  13,144        4,731            10,963            65,470        17,633     111,941
                                 --------      -------           -------           -------       -------     -------
       Total                      230,396        8,672            18,654           128,801        59,347     445,870

Interest bearing liabilities:
   Interest bearing demand
     deposits (2)                  69,147         ----              ----            50,258          ----     119,405
   Savings (2)                       ----         ----              ----            88,963          ----      88,963
   Time > $100,000                 51,099        8,491             1,251             5,172           100      66,113
   Time < $100,000                 20,164       19,180             8,962            45,364         3,280      96,950
   Borrowed funds                   1,100         ----              ----              ----          ----       1,100
                                 --------      -------           -------           -------       -------     -------
      Total                       141,510       27,671            10,213           189,757         3,380     372,531
                                 --------      -------           -------           -------       -------     -------

Interest rate sensitivity gap      88,886      (18,999)            8,441           (60,956)       55,967
Cumulative interest rate
   sensitivity gap                $88,886      $69,887           $78,328           $17,372       $73,339     $73,339
Interest rate sensitivity gap
   ratio                            1.63x        0.31x             1.83x             0.68x        17.56x
Cumulative interest rate
   sensitivity gap ratio            1.63x        1.41x             1.44x             1.05x         1.20x       1.20x



         (1) Securities in the "available for sale" category are reported in this table at amortized cost.

         (2) Now account deposits of $50,258,000 and savings deposits of $88,963,000 are included in the "one to five year" category, due to the Corporation's experience that the interest rates on (and balances of) these accounts are relatively insensitive to interest rate changes.

The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, price at different times and by different increments.

At March 31, 1994, the Corporation is considered "asset sensitive" according to the preceding table. In a rising rate environment, the Corporation might be able to increase prices on earning assets faster than the increase in rates on interest bearing liabilities.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



The Corporation also uses a computer model to simulate the effects of possible interest rate changes. As a guideline, estimated negative exposure to changing rates is limited to 5% of net interest income. The exposure estimate is based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 200 basis points. The results of this analysis are reported to the Asset/Liability and Funds Management Committee, to assist in the interest rate risk management process.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes changes (by loan category) in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; and additions to the allowance that were charged to expense; and selected ratios:

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                         1994              1993
                                                        -------          -------
                                                             (in thousands)

Allowance for loan losses at
  beginning of period                                     $4,598           $4,585

Loans charged off:
  Commercial                                                  96              145
  Installment                                                 74               83
                                                        --------         --------
    Total                                                    170              228

Recoveries on loans previously charged off:
  Commercial                                                  72              117
  Installment                                                 29               36
                                                        --------         --------
    Total                                                    101              153
                                                        --------         --------
      Net loans charged off                                   69               75

Provision charged to expense                                 150              225
                                                        --------         --------
Allowance for loan losses at end of period                $4,679           $4,735
                                                        --------         --------
                                                        --------         --------
Annualized ratio of net charge-offs during
  the period to average loans outstanding                   0.08%            0.09%
Allowance for loan losses as a percentage
  of loans and leases at period end                         1.44%            1.43%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



In each accounting period, the allowance for loan losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its internal loan review department, management has attempted to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The primary risk element considered by management regarding each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for loan losses.

Management is not aware of any factors that would cause future net loan charge-offs, in total or by loan category, to significantly differ from those experienced in the past.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    As a depository of funds, the Bank is occasionally named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

    The Corporation's management believes that no litigation is threatened or pending in which the Corporation, or any of its subsidiaries, is likely to experience loss or exposure that would materially affect the Corporation's equity, results of operations, or liquidity as presented herein.


Item 2.  Changes in Securities.

    Not applicable.


Item 3.  Defaults Upon Senior Securities.

    Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.


Item 5.  Other Information.

    Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)          Exhibits:

         (11)  Statement of Computation of Per Share Earnings

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST NATIONAL BANK CORP.



                                        By:  S/ HAROLD W. ALLMACHER
                                        Harold W. Allmacher;
                                        Vice Chairman, President
                                        and CEO
                                        (Principle Executive Officer)



                                        By:  S/ RICHARD J. MILLER
                                        Richard J. Miller;
                                        Treasurer
                                        (Principle Financial and Accounting
                                        Officer)




                                        DATE:  May 9, 1994

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



                                 EXHIBIT INDEX


         The following constitute the exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1994:

                 EXHIBIT                                                             SEQUENTIAL
                 NUMBER                            EXHIBIT                           PAGE NUMBER
                 --------                          -------                           -------------
                   (11)                    Statement of Computation of
                                             Per Share Earnings                           24