Form 10-Q
period 1994-06-30
FIRST NATIONAL BANK CORP
filed 1994-08-05
CIK 808364

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended                  June 30, 1994

                                       OR

{  }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-15828

                           FIRST NATIONAL BANK CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                        38-2711692
(State or other jurisdiction of incorporation                 (IRS Employer
    or organization)                                       Identification No.)

               18800 Hall Road, Clinton Township, MI     48038-1340
             (Address of principal executive offices)    (Zip Code)

                                 (810) 465-2400
              (Registrant's telephone number, including area code)

                          No change since last report
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X          No
                                -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                           Outstanding at July 29, 1994
                 -----                           ----------------------------
    Common Stock, $3.125 Par Value                     2,433,060 Shares

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of First National Bank Corp. (the Corporation) include the consolidation of its two subsidiaries; First National Bank in Macomb County (the Bank) and Bankers Fund Life Insurance Co. (the Insurance Company).

The unaudited financial statements of the Corporation for the three and six month periods ended June 30, 1994 and 1993, reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the quarter and six months are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included with the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

Following are the Corporation's Consolidated Balance Sheet as of June 30, 1994, December 31, 1993, and June 30, 1993; Consolidated Statement of Income for the three and six month periods ended June 30, 1994 and 1993; and Statements of Changes in Stockholders' Equity and Cash Flow for the six month periods ended June 30, 1994 and 1993:

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Balance Sheet
(Unaudited)

                                                    June 30,        December 31,      June 30,
Assets                                                1994              1993            1993
- - ----------------------------------                 ---------        ---------        ---------
                                                                   (in thousands)
Cash and due from banks                                $29,150          $25,383          $25,276
Federal funds sold                                       6,400           22,900              500
- - ----------------------------------                   ---------        ---------        ---------
  Cash and Cash Equivalents                             35,550           48,283           25,776
- - ----------------------------------                   ---------        ---------        ---------

Securities available for sale (at fair value) (1)        7,017            7,506            5,084
Investment securities (at amortized cost) (2)          114,825           80,066           80,507

Loans
  Residential real estate                               62,851           60,362           67,140
  Commercial                                           217,240          212,035          203,427
  Installment                                           59,694           55,629           57,629
- - ----------------------------------                   ---------        ---------        ---------
  Total Loans                                          339,785          328,026          328,196
Allowance for loan losses                              (4,816)          (4,598)          (4,818)
- - ----------------------------------                   ---------        ---------        ---------
  Net Loans                                            334,969          323,428          323,378
- - ----------------------------------                   ---------        ---------        ---------

Property and equipment (net of depreciation)            15,243           15,596           14,669
Accrued interest receivable                              3,301            2,600            2,613
Other real estate                                        3,137            3,290            3,043
Other assets                                             3,609            3,564            3,864
- - ----------------------------------                   ---------        ---------        ---------
  Total Assets                                        $517,651         $484,333         $458,934
================================                     =========        =========        =========

(1) Amortized cost of $7.2 million at June 30, 1994. Prior to 1994, these securities were reported at the lower of amortized cost or fair value.

(2) Fair value of $113.7 million at June 30, 1994; $82.4 million at December 31, 1993; and $83.1 million at June 30, 1993. Investment securities of $3.3 million were pledged at June 30, 1994, to secure public funds on deposit, and for other purposes required by law.

(continued)

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Balance Sheet, continued
(Unaudited)

                                                               June 30,        December 31,      June 30,
Liabilities and Stockholders' Equity                             1994              1993            1993
- - ----------------------------------                            ---------        ---------        ---------
                                                                    (in thousands, except share data)
Deposits
  Demand
    Noninterest bearing                                          $93,824          $76,343          $73,861
    Interest bearing                                             114,478          121,544          108,128
  Savings                                                         89,933           88,467           89,564
  Time                                                           173,329          153,698          143,656
- - ----------------------------------                             ---------        ---------        ---------
  Total Deposits                                                 471,564          440,052          415,209
- - ----------------------------------                             ---------        ---------        ---------

Short term borrowings                                              1,100            1,100            1,100
Other liabilities                                                  6,104            5,909            6,258
Long term debt                                                      ----             ----            3,515
- - ----------------------------------                             ---------        ---------        ---------
  Total Liabilities                                              478,768          447,061          426,082
- - ----------------------------------                             ---------        ---------        ---------
Stockholders' Equity
  Common stock -- $3.125 par value; 8,000,000 shares
    authorized; 2,432,060 shares issued and outstanding
    at 6/30/94; 2,315,671 shares outstanding at 12/31/93;
    and 1,561,960 shares outstanding at 6/30/93.                  7,600            7,236            4,945
  Additional paid-in capital                                     17,958           15,659           15,646
  Retained earnings                                              13,420           14,377           12,833
  Unrealized loss on securities
    available for sale, net of tax                                  (95)            ----             ----
  Treasury Stock -- 20,308 shares at 6/30/93                        ----            ----             (572)
- - ----------------------------------                             ---------       ---------        ---------
  Total Stockholders' Equity                                      38,883          37,272           32,852
- - ----------------------------------                             ---------        ---------       ---------
Total Liabilities and Stockholders' Equity                      $517,651         $484,333        $458,934
================================                               =========        =========       =========

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Income
(Unaudited)


                                               Three Months Ended                Six Months Ended
                                                     June 30,                        June 30,
                                             1994             1993             1994             1993
- - ------------------------------             -------          -------          -------          -------
                                                                  (in thousands)
Interest Income
  Loans (including fees)                     $7,048          $6,826           $13,612         $13,586
  Securities
    Taxable                                   1,098             716             1,971           1,530
    Tax-exempt                                  542             532             1,062           1,096
  Federal funds sold                             64              40               171              76
- - ------------------------------              -------         -------           -------         -------
  Total Interest Income                       8,752           8,114            16,816          16,288
- - ------------------------------              -------         -------           -------         -------
Interest Expense
  Deposits                                    2,926          2,798              5,693           5,596
  Short term borrowings                          15             13                 26              34
  Long term debt                               ----             63               ----             238
- - ------------------------------              -------        -------            -------         -------
  Total Interest Expense                      2,941          2,874              5,719           5,868
- - ------------------------------              -------        -------            -------         -------
  Net Interest Income                         5,811          5,240             11,097          10,420
Provision for loan losses                       200            225                350             450
- - ------------------------------              -------        -------            -------         -------
  Net Interest Income after Provision
    for Loan Losses                           5,611          5,015             10,747           9,970
- - ------------------------------              -------        -------            -------         -------
Noninterest Income
  Service charges on deposit accounts           657            719              1,320           1,350
  Net realized security gains (losses)         ----              3                  1              (1)
  Other income                                  276            241                792             481
- - ------------------------------              -------        -------            -------         -------
  Total Noninterest Income                      933            963              2,113           1,830
- - ------------------------------              -------        -------            -------         -------
Noninterest Expense
  Salaries, benefits, and payroll taxes       2,133          1,903              4,118           3,841
  Occupancy and equipment                       851            834              1,709           1,736
  Other operating expense                     1,758          1,849              3,694           3,567
- - ------------------------------              -------        -------            -------         -------
  Total Noninterest Expense                   4,742          4,586              9,521           9,144
- - ------------------------------              -------        -------            -------         -------

(continued)

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Income, continued
(Unaudited)

                                             Three Months Ended                  Six Months Ended
                                                   June 30,                          June 30,
                                             1994             1993             1994             1993
- - ------------------------------             -------          -------          -------          -------
                                                       (in thousands, except per share data)
  Income Before Taxes and Cumulative
    Effect of Change in Accounting
      Principle                               1,802            1,392            3,339            2,656
Income tax expense                              431              299              786              544
- - ------------------------------              -------          -------          -------          -------
  Income Before Cumulative Effect
    of  Change in Accounting Principle        1,371            1,093            2,553            2,112
Cumulative effect of change
  in accounting principle                      ----             ----             ----           (1,183)
- - ------------------------------              -------          -------          -------          -------
  Net Income                                 $1,371           $1,093           $2,553             $929
==============================              =======          =======          =======         ========
Per share data:

  Primary Income Before Cumulative
    Effect of Change in Accounting
      Principle                               $0.55            $0.52            $1.03            $1.03
  Cumulative effect of change in
    accounting principle                       ----             ----             ----            (0.58)
- - ------------------------------              -------          -------          -------         --------
  Primary Net Income                          $0.55            $0.52            $1.03            $0.45
==============================              =======          =======          =======         ========

  Fully Diluted Income Before Cumulative
    Effect of Change in Accounting
      Principle                                0.55            $0.47            $1.02            $0.93
  Cumulative effect of change in
    accounting principle                       ----            ----             ----             (0.48)
- - ------------------------------              -------          -------          -------         --------
  Fully Diluted Net Income                    $0.55            $0.47            $1.02            $0.45
==============================              =======          =======          =======         ========

  Cash Dividends                              $0.19            $0.18            $0.37            $0.35
==============================              =======          =======          =======         ========


FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

                                             Six Months Ended
                                                   June 30,
                                             1994             1993
- - ------------------------------             -------          -------
                                      (in thousands, except per share data)
Common Stock:
  Balance, beginning of period               $7,236           $4,074
    Stock dividend (A)(B)                       361               84
    Exercise of stock options                     3                1
    Conversion of debentures                   ----              361
    Exercise of equity contracts               ----              425
- - ------------------------------              -------          -------
  Balance, end of period                      7,600            4,945
- - ------------------------------              -------          -------
Additional Paid-in Capital:
  Balance, beginning of period               15,659           11,033
    Stock dividend (A)(B)                     2,278              646
    Exercise of stock options                    21                5
    Conversion of debentures                   ----            1,790
    Exercise of equity contracts               ----            2,147
    Bequest from estate                        ----               25
- - ------------------------------              -------          -------
  Balance, end of period                     17,958           15,646
- - ------------------------------              -------          -------
Retained Earnings:
  Balance, beginning of period               14,377           14,900
    Net income                                2,553              929
    Cash dividends ($0.37 share in 1994,
      $0.35 1993) (C)                          (902)            (731)
    Change in ESOP loan guarantee                44             (449)
    Stock dividend (A)(B)                    (2,649)          (1,810)
    Exercise of stock options                    (3)              (6)
- - ------------------------------              -------          -------
  Balance, end of period                     13,420           12,833
- - ------------------------------              -------          -------
Unrealized Security Gains (Losses):
  Balance, beginning of period                 ----             ----
    Change in unrealized gain or loss           (95)            ----
- - ------------------------------              -------          -------
  Balance, end of period                        (95)            ----
- - ------------------------------              -------          -------
Treasury Stock:
  Balance, beginning of period                 ----             (598)
    Repurchase of common stock                 ----           (1,042)
    Stock dividend (B)                         ----            1,068
- - ------------------------------              -------          -------
  Balance, end of period                       ----             (572)
- - ------------------------------              -------          -------
Total Stockholders' Equity, End of Period   $38,883          $32,852
============================                =======          =======

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

(C) Per share amounts of cash dividends have been adjusted to give effect to the 5% stock dividends in 1994 and 1993, and the 4-for-3 stock split in 1993.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Cash Flow                             Six Months Ended
(Unaudited)                                                         June 30,
                                                            ----------------------
                                                               1994          1993
- - ---------------------------------------------               ----------  ----------
                                                                  (in thousands)
Operating Activities:
  Net income                                                  $2,553           $929
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision for loan losses                                     350            450
   Depreciation expense                                          613            687
   Net gain on sales of property and equipment                  (244)           (30)
   Net amortization of security premiums                         866            527
   Net realized security losses (gains)                           (1)             1
   (Decrease) increase in interest receivable                   (701)            27
   Decrease in interest payable                                  (63)          (102)
   Decrease (increase) in other assets                           167           (497)
   Increase in other liabilities                                 302          1,927
- - ---------------------------------------------             ----------     ----------
  Net Cash Provided by Operating Activities                    3,842          3,919

Investing Activities:
  Proceeds from maturities and calls of securities
    available for sale                                         3,579          2,000
  Purchases of securities available for sale                  (3,339)        (2,060)
  Proceeds from maturities and calls of investment
    securities                                                15,367         10,401
  Purchases of investment securities                         (50,884)       (13,454)
  Net increase in residential real estate loans               (2,489)        (1,692)
  Net increase in commercial loans                            (5,218)        (8,347)
  Net increase in installment loans                           (4,184)        (1,158)
  Purchases of property and equipment                           (991)          (647)
  Proceeds from sales of property and equipment                  975             30
- - ---------------------------------------------             ----------     ----------
  Net Cash Used in Investing Activities                      (47,184)       (14,927)

Financing Activities:
  Net increase in noninterest bearing demand deposits         17,481          5,582
  Net decrease in interest bearing demand deposits            (7,066)       (18,023)
  Net increase in savings deposits                             1,466          6,704
  Net increase in time deposits                               19,631         10,010
  Net increase in short term borrowings                         ----            155
  Cash dividends paid                                           (902)          (731)
  Repurchase of common stock                                    ----         (1,042)
  Payments for fractional shares                                 (10)           (12)
  Proceeds from exercise of equity contracts and
     stock options                                                 9            150
  Cash paid for equity contract redemption                      ----           (124)
  Bequest from estate                                           ----             25
- - ---------------------------------------------             ----------     ----------
  Net Cash Provided by Financing Activities                   30,609          2,694
- - ---------------------------------------------             ----------     ----------
Decrease in Cash and Cash Equivalents                        (12,733)        (8,314)
Cash and Cash Equivalents at the Beginning
  of the Period                                               48,283         34,090
- - ---------------------------------------------             ----------     ----------
Cash and Cash Equivalents at the End
  of the Period                                              $35,550        $25,776
=============================================             ==========     ==========


FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(A) Analysis of Financial Condition

Total assets of the Corporation have increased by approximately 7%, or $33.4 million, to $517.7 million at June 30, 1994, compared with $484.3 million at December 31, 1993, and by 13%, or $58.7 million, over June 30, 1993.

During the first half of the year, total deposits rose by $31.5 million, while loans increased by $11.8 million. Because of the tremendous deposit growth, the Corporation purchased a large volume of securities during the period.

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



                                                               June 30, 1994
                                                 --------         --------         --------
                                                 Amortized          Fair
                                                   Cost            Value           Variance
                                                 --------         --------         --------
                                                                 (in thousands)
         Securities available for sale:

         United States Treasury                    $2,027           $2,009             ($18)
         United States Government agencies          5,132            5,008             (124)
                                                 --------         --------         --------
             Total securities available for
               sale                                 7,159            7,017             (142)
                                                 --------         --------         --------

         Investment securities:

         United States Treasury                    21,785           21,452             (333)
         United States Government agencies         51,272           49,890           (1,382)
         Municipal obligations                     39,830           40,378              548
         Other securities                           1,938            1,938             ----
                                                 --------         --------         --------
             Total investment securities          114,825          113,658           (1,167)
                                                 --------         --------         --------

             Total Securities                    $121,984         $120,675          ($1,309)
                                                 ========         ========         ========

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


                                                                        December 31, 1993
                                                           --------         --------         --------
                                                           Amortized          Fair
                                                              Cost            Value           Variance
                                                           --------         --------         --------
                                                                          (in thousands)
         Securities available for sale:

         United States Treasury                              $5,047           $5,048               $1
         United States Government agencies                    2,459            2,460                1
                                                           --------         --------         --------
             Total securities available for sale              7,506            7,508                2
                                                           --------         --------         --------

         Investment securities:

         United States Treasury                               9,229            9,376              147
         United States Government agencies                   37,118           37,324              206
         Municipal obligations                               33,162           35,095            1,933
         Other securities                                       557              560                3
                                                           --------         --------         --------
             Total investment securities                     80,066           82,355            2,289
                                                           --------         --------         --------

             Total Securities                               $87,572          $89,863           $2,291
                                                            =======          =======          =======


                                                                         June 30, 1993
                                                           --------         --------         --------
                                                           Amortized          Fair
                                                             Cost            Value           Variance
                                                           --------         --------         --------
         Securities available for sale:

         United States Treasury                              $5,084           $5,167              $83
                                                           --------         --------         --------
             Total securities available for sale              5,084            5,167               83
                                                           --------         --------         --------

         Investment securities:

         United States Treasury                               9,328            9,593              265
         United States Government agencies                   37,722           38,175              453
         Municipal obligations                               32,903           34,730            1,827
         Other securities                                       554              557                3
                                                           --------         --------         --------
             Total investment securities                     80,507           83,055            2,548
                                                           --------         --------         --------

             Total Securities                               $85,591          $88,222           $2,631
                                                            =======          =======          =======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the classification of debt and equity securities into three categories; investment, trading, or available for sale. As noted earlier, investment securities are carried at amortized cost, and no gains or losses are recorded until realized. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available are excluded from earnings, but are reported (net of tax) as a separate component of stockholders equity. Securities that are bought and held principally to sell them in the near term would be classified as trading securities, and reported at fair value, with unrealized gains and losses charged to earnings. Since the Corporation does not engage in the short term buying and resale of securities, management has not placed any securities in the trading category, and does not expect to do so in the future.

As of June 30, 1994 the Corporation has recorded an unrealized loss of $142,000 on securities available for sale. An after-tax reduction of $95,000 has been recorded in the stockholders' equity section of the balance sheet.

During 1994, investment securities have increased by 43%, or $34.8 million, to $114.8 million at June 30, 1994. The major increases during this period came in the United States Treasury and Government agency categories, with increases of $12.6 million and $14.2 million, respectively. These purchases were made using uninvested funds from December 31, and as deposit growth outpaced loan demand during the six month period. Investment securities have increased by $34.3 million since the prior June 30.

Total loans increased by $11.8 million during the six months ended June 30, 1994, and increased by $11.6 million since June 30, 1993.

Residential real estate loans rose by $2.5 million during the first half of the year, due to a pick up in home mortgage lending. During the twelve months ended June 30, 1994, residential mortgage loans decreased by 6%, or $4.3 million. The overall decrease was due largely to prepayment and refinancing activity in the second half of 1993.

Commercial loans have increased by $5.2 million during the six months, to $217.2 million at June 30. Over the past year, commercial loans have increased by 7%, or $13.8 million. For the six month period, the majority of the increase came in fixed rate loans secured by commercial mortgages, and tax-exempt fixed rate loans. For the year, the largest increase came from variable rate commercial mortgages. Many of the commercial mortgage loans are for working capital purposes, but for which the Bank has taken a mortgage as security on the loan.

Installment loans increased by $4.1 million, or 7%, during the six months ended June 30, 1994, to $59.7 million. The increases were primarily in auto and boat lending, aided by the Bank s successful "Loans-By-Phone" campaign, launched in the spring.

The following table shows the components of nonperforming loans as of the dates indicated, as well as the ratios of such loans to the total loan portfolio:

                                        June 30,        December 31,      June 30,
                                          1994             1993             1993
                                       --------          --------         --------
                                                      (in thousands)
Nonaccrual loans                         $1,501              $961          $2,008
Loans over 90 days past due,
    but still accruing                    2,627             2,626           2,008
                                       --------          --------        --------
Total nonperforming loans                $4,128            $3,587          $4,016
                                        =======           =======         =======

Nonperforming loans, as a percentage
    of total loans at period end           1.21%             1.09%           1.22%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the six months ended June 30, 1994, $62,000 would have been recorded in interest income for loans in nonaccrual status at June 30, 1994, assuming they had been current in accordance with the original terms of the loans. Interest received on nonaccrual loans is credited directly to income. Interest income of $5,000 was collected and included in net income for the six months ended June 30, for loans in nonaccrual status at period end.

Nonaccrual loans at June 30, 1994, includes loans totalling $866,000 which are secured by a commercial property which is in foreclosure. The borrowers have also personally guaranteed the loans. The borrowers are in possession of the property, and are attempting to bring the loan current within the redemption period, which expires in December. The Bank has bid on the property, and expects to take possession if the loan is not brought back to current status. Because of the uncertainty, it is difficult to estimate the size of any potential losses. The amount of loss in excess of amounts already provided for in the alllowance, if any, is not expected to have a material effect on the Corporation's operating results, liquidity, or capital resources.

In addition, management placed a commercial loan for $2.3 million in other real estate on December 31, 1990, in accordance with accounting guidelines for "in-substance" foreclosure loans. The loan is for a commercial construction project on which the Bank holds a mortgage. The property is being carried at the lower of the amount of the loan outstanding or net realizable value of the property, which was $2.8 million at June 30, 1994. The Corporation charged $200,000 to other real estate expense for this property during the first six months of 1994. The property was sold by the borrower in 1991, and the new owner is in the process of recruiting tenants and securing leases. The construction is essentially complete, with specific improvements made as new tenants move in. In accordance with accounting rules, the property will be carried in other real estate and no interest income will be recognized until the borrower has reached a cumulative investment in the property, which will be 10-20% of the sales value, depending on the borrower meeting certain requirements.

In each quarter, or more frequently as necessary, management evaluates the problems and potential losses in the loan portfolio. The results of this evaluation are reflected in the allowance and periodic provision for loan losses.

At June 30, 1994, there were no significant loans that are not disclosed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans in the discussion above. Furthermore, management is not aware of any potential problem loans, except for those described above, which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

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

During the six months ended June 30, 1994, total deposits increased by 7%, or $31.5 million, to $471.6 million. The increase was led by a $19.6 million increase in time deposits, primarily from the new increasing rate certificates. Noninterest bearing demand deposits increased by $17.5 million, primarily in commercial accounts. For the twelve months ended June 30, 1994, total deposits have increased by 14%, or $56.4 million. In this period, time deposits again led the way with a $29.7 million increase, while total demand deposits increased by $26.3 million. In time deposits, five year certificates had the largest increase, rising by $25.0 million due to a special rate offering.

Total capital has increased over the previous June 30 by $6.0 million, while long term debt decreased by $3.5 million. During this period, approximately $3.4 million of new equity was created by the conversion of debentures. The Corporation completed a redemption of its 9.0% Convertible Subordinated Debentures as of July 15, 1993. The conversions were initiated by holders of the debt prior to the redemption date.

On March 30, 1994, the Corporation's Board of Directors declared a 5% stock dividend. Additional shares were distributed beginning May 4, to stockholders of record April 13. Cash was paid in lieu of issuing any fractional shares. The transaction has no effect on the total amount of capital, and the par value of common stock remains at $3.125 per share.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:

                                                 June 30,       December 31,      June 30,        Minimum
                                                  1994             1993            1993          Requirement
                                                --------        ----------       --------        ----------
Leverage ratio (Tier 1 capital to assets)        7.53%            7.68%           7.12%            3.00%
Tier 1 capital to risk-based assets             10.68%           10.55%           9.49%            4.00%
Total capital to risk-based assets              11.93%           11.80%          11.76%            8.00%


FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


(B) Analysis of Results of Operations

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following tables, presented on a fully tax-equivalent (FTE) basis, show the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates. Variances that are attributable to BOTH volume and rate changes have been allocated to the volume component.

                                                          Three Months Ended June 30,
                                                                1994 vs. 1993
                                                  --------------------------------------------
                                                                         Increase  (Decrease)
                                                                           Due to Changes In
                                                                        -----------------------
                                                     Total            Volume           Rate
                                                   ----------       ----------       ----------
                                                                    (in thousands)
Earning Assets - Interest Income:
  Federal funds sold                                    $24              $13              $11
  Securities
    United States Treasury                              105              139              (34)
    United States Government agencies                   258              236               22
    Municipal obligations                                13               69              (56)
    Other securities                                     19               19             ----
  Loans                                                 236               63              173
                                                    -------          -------          -------
    Total                                               655              539              116
                                                    -------          -------          -------

Deposits and Borrowed Funds - Interest Expense:
  Deposits
    Demand - interest bearing                           (30)              48              (78)
    Savings                                            (148)              10             (158)
    Time                                                306              192              114
  Short term borrowings                                   2               (2)               4
  Long term debt                                        (63)             (63)            ----
                                                    -------          -------          -------
    Total                                                67              185             (118)
                                                    -------          -------          -------
Tax-Equivalent Net Interest Margin:
  Interest income on earning assets
  less interest cost of deposits
  and borrowed funds                                   $588             $354             $234
                                                    =======          =======          =======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


                                                              Six Months Ended June 30,
                                                                   1994 vs. 1993
                                                   -------------------------------------------
                                                                          Increase (Decrease)
                                                                          Due to Changes In
                                                                       -----------------------
                                                     Total            Volume           Rate
                                                   ----------       ----------       ----------
                                                                    (in thousands)
Earning Assets - Interest Income:
  Federal funds sold                                    $95              $87                $8
  Securities
    United States Treasury                              159              224               (65)
    United States Government agencies                   258              406              (148)
    Municipal obligations                               (53)              37               (90)
    Other securities                                     24               26                (2)
  Loans                                                  40               91               (51)
                                                    -------          -------           -------
    Total                                               523              871              (348)
                                                    -------          -------           -------

Deposits and Borrowed Funds - Interest Expense:
  Deposits
    Demand - interest bearing                           (82)              61              (143)
    Savings                                            (273)              32              (305)
    Time                                                452              368                84
  Short term borrowings                                  (8)             (17)                9
  Long term debt                                       (238)            (238)             ----
                                                    -------          -------           -------
    Total                                              (149)             206              (355)
                                                    -------          -------           -------
Tax-Equivalent Net Interest Margin:
  Interest income on earning assets
  less interest cost of deposits
  and borrowed funds                                   $672             $665                $7
                                                     ======           ======            ======

For the quarter ended June 30, 1994, net interest income, on a FTE basis increased by 11%, or $588,000, over the same period one year ago. This was due to a significant increase in the volume of interest earning assets, especially in securities. On the liability side, an increase in deposit volumes was partially offset by the absence of long term debt in the current year, and sharply lower rates on deposits, especially savings. The larger asset volumes were boosted somewhat by higher average rates on loans. The net interest margin rose in the quarter, to 5.29%, compared with 5.21% for the same period one year ago.

For the six months, FTE net interest income increased by $672,000, or 6%, over the previous year-to-date. Once again, the main reason for the increase was a large jump in the volume of earning assets. The largest increases were an $8.7 million increase in the average volume of Treasury securities, and a $15.7 million increase in average agency securities. Interest income from securities rose significantly, in spite of lower average rates. As in the quarterly comparison, net FTE interest was increased by the replacement of long term debt with a less expensive financing source (deposits) in the current year.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


AVERAGE STATEMENTS OF CONDITION

The following tables, also presented on a FTE basis, show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset and interest bearing liability; the net interest spread, and the net interest margin, for the three and six month periods ended June 30, 1994 and 1993. Average balances for securities in the "available for sale" category are calculated using amortized cost. Nonperforming loans are included in average loans. Interest on loans includes loan fees. The tax-equivalent calculation for tax-exempt income on securities and loans assumes a 34% federal tax rate, and is adjusted for any interest expense deduction that would be disallowed, according to current tax law.

                                                                          Three Months Ended June 30,
                                              -------------------------------------------------------------------------
                                                              1994                                  1993
                                              ---------    ---------    ---------     ---------   ---------   ---------
                                                                          Average                              Average
                                                             Interest      Rate                    Interest     Rate
                                               Average       Income/      Earned/        Average   Income/    Earned/
                                               Balance       Expense       Paid          Balance   Expense      Paid
                                              ---------    ---------     ---------      ---------  --------  ----------
                                                                               (in thousands)
Assets:
  Federal funds sold                           $6,798          $64         3.77%          $5,418       $40       2.95%
  Securities
    United States Treasury                     23,838          304         5.10           12,917       199       6.16
    United States Government agencies          58,541          767         5.24           40,539       509       5.02
    Municipal obligations                      36,724          791         8.62           33,515       778       9.29
    Other securities                            1,943           27         5.56              554         8       5.78
  Loans                                       333,249        7,085         8.50          330,292     6,849       8.29
                                           ----------     --------     --------       ----------   -------  ---------
Total Earning Assets/Total Interest
  Income                                      461,093        9,038         7.84%         423,235     8,383       7.92%
                                                          --------     --------                    -------   --------
Cash and due from banks                        26,272                                     24,693
All other assets                               20,157                                     20,188
                                           ----------                                 ----------
Total Assets                                 $507,522                                   $468,116
                                           ==========                                 ==========
Liabilities and Stockholders' Equity:
  Deposits
    Demand-interest bearing                  $119,840          693         2.31%        $111,493       723       2.59%
    Savings                                    89,813          404         1.80           87,701       552       2.52
    Time                                      169,027        1,829         4.33          151,278     1,523       4.03
  Short term borrowings                         1,220           15         4.92            1,401        13       3.71
  Long term debt                                 ----         ----         ----            4,917        63       5.13
                                           ----------     --------     --------       ----------  --------   --------
Total Interest Bearing Liabilities/Total
  Interest Expense                            379,900        2,941         3.10%         356,790     2,874      3.22%
                                                          --------     --------                    -------   --------
Noninterest bearing demand deposits            82,917                                     73,177
All other liabilities                           6,162                                      6,118
Stockholders' equity                           38,543                                     32,031
                                           ----------                                 ----------
Total Liabilities and Stockholders'
  Equity                                     $507,522                                   $468,116
                                           ==========                                 ==========
FTE Interest Spread (Average Rate Earned
  Minus Average Rate Paid)                                                 4.74%                                4.70%
                                                                        =======                              =======
FTE Net Interest Income                                     $6,097                                  $5,509
                                                           =======                                 =======
FTE Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                             5.29%                                5.21%
                                                                        =======                              =======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



                                                                            Six Months Ended June 30,
                                               ---------------------------------------------------------------------------------
                                                               1994                                       1993
                                               ---------    ---------    ---------        --------     ---------      ----------
                                                                           Average                                      Average
                                                              Interest      Rate                        Interest          Rate
                                                 Average      Income/      Earned/          Average     Income/          Earned/
                                                 Balance      Expense       Paid            Balance     Expense           Paid
                                               ---------    ---------     ---------       ---------    ---------        ---------
                                                                            (in thousands)
Assets:
  Federal funds sold                            $10,293         $171        3.32%          $5,050         $76            3.01%
  Securities
    United States Treasury                       21,391          550        5.14           12,682         391            6.17
    United States Government agencies            53,462        1,380        5.16           37,741       1,122            5.95
    Municipal obligations                        35,342        1,549        8.77           34,495       1,602            9.29
    Other securities                              1,529           41        5.36              556          17            6.12
  Loans                                         330,065       13,672        8.28          327,878      13,632            8.32
                                             ----------     --------    --------       ----------    --------        --------
Total Earning Assets/Total Interest
  Income                                        452,082       17,363        7.68%         418,402      16,840            8.05%
                                                            --------    --------                     --------        --------
Cash and due from banks                          25,865                                    25,107
All other assets                                 20,487                                    20,048
                                             ----------                                ----------
Total Assets                                   $498,434                                  $463,557
                                              =========                                 =========
Liabilities and Stockholders' Equity:
  Deposits
    Demand-interest bearing                    $121,839        1,434        2.35%        $116,652       1,516            2.60%
    Savings                                      89,073          798        1.79           85,446       1,071            2.51
    Time                                        163,248        3,461        4.24          145,932       3,009            4.12
  Short term borrowings                           1,155           26        4.50            1,917          34            3.55
  Long term debt                                   ----         ----        ----            6,326         238            7.52
                                             ----------     --------    --------       ----------     -------       ---------
Total Interest Bearing Liabilities/Total
  Interest Expense                              375,315        5,719        3.05%         356,273       5,868            3.29%
                                                            --------    --------                     --------        --------
Noninterest bearing demand deposits              78,829                                    71,017
All other liabilities                             6,109                                     5,048
Stockholders' equity                             38,181                                    31,219
                                             ----------                                ----------
Total Liabilities and Stockholders'
  Equity                                      $498,434                                   $463,557
                                             =========                                  =========
FTE Interest Spread (Average Rate Earned
  Minus Average Rate Paid)                                                  4.63%                                        4.76%
                                                                         =======                                      =======
FTE Net Interest Income                                      $11,644                                  $10,972
                                                             =======                                  =======
FTE Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                              5.15%                                        5.24%
                                                                         =======                                      =======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


ANALYSIS OF INCOME STATEMENT ITEMS

Second quarter net interest income increased by 11% over the prior year, to $5.8 million. Six month net interest income increased by more than 6%, to $11.1 million in 1994. As discussed earlier, this was mostly due to larger average balances of earning assets, and lower rates on interest bearing liabilities. See the preceding analysis of changes in FTE net interest income for more details.

The quarterly provision for loan losses decreased by $25,000 from 1993's second quarter. This brought net interest income after the provision to $5.6 million for the quarter, an increase of nearly 12% over the second quarter of 1993.
For the six months, the loan loss provision dropped by 22%, or $100,000. Year-to-date net interest income after the provision increased by 8%, to $10.7 million.

Year-to-date noninterest income increased by $283,000 over the previous year, primarily due to a $269,000 gain on the sale of a parcel of land.

Second quarter noninterest expense rose by 3%, to $4.7 million in 1994. Noninterest expense for the six month period also rose modestly, by $377,000, or 4%. The increases are mostly attributable to increased salaries and benefits, common in a service-intensive industry.

For the quarter, income before taxes increased by nearly 30% over 1993's second quarter. Net income was a record $1.4 million, a 25% increase over the previous year. For the six months ended June 30, 1994, income before taxes and the cumulative effect of an accounting change increased by almost 26%, or $683,000, to $3.3 million. In early 1993, a one-time charge of $1.2 million had been recorded for postretirement benefits, due to the implementation of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Income tax expense was $786,000 for the six months ended June 30, 1994, compared with $544,000 in 1993. These combined for a $1.6 million increase in year-to-date net income, to a record $2.6 million.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been federal funds sold, and loans (including demand loans) and securities maturing within one year. At June 30, 1994 and 1993, federal funds sold amounted to $6.4 million and $500,000, respectively. Loans (including demand loans) and securities maturing within one year amounted to $116.9 million at June 30, 1994, and $107.9 million at June 30, 1993. Additional liquidity is provided by two repurchase agreement lines of credit with other banks, totaling $15.0 million, and a $25.0 million line of credit with the Federal Home Loan Bank
(FHLB). These lines could be drawn upon for short term liquidity needs, if necessary. The FHLB line of credit would be collateralized with securities, if drawn upon. The Corporation has also identified certain securities as "available for sale," which may be sold for liquidity or other purposes. Management determines the adequacy of items so classified by considering normal deposit fluctuations, expected loan demand, and the other liquidity sources and needs discussed above. The Corporation's dependence on large deposits that experience volatile rate changes is closely monitored. These deposits consist mainly of time certificates of deposit of $100,000 and over, of which the balance was $69.8 million and $71.7 million at June 30, 1994 and 1993, respectively.

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

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 1994. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.


                                               AFTER THREE  AFTER SIX      AFTER ONE
                                 WITHIN        MONTHS BUT   MONTHS BUT     YEAR BUT      AFTER
                                 THREE         WITHIN SIX   WITHIN ONE     WITHIN        FIVE
                                 MONTHS        MONTHS       YEAR           FIVE YEARS    YEARS      TOTAL
                               ---------     ------------   ------------   ----------   -------     ----------
                                                          (in thousands)
Interest earning assets:
  Federal funds sold             $6,400           ----            ----          ----         ----      $6,400
  Securities (1)                  6,786         $3,150         $21,054       $71,691      $19,303     121,984
  Loans                         203,812          4,917          11,925        73,508       45,623     339,785
                               --------        -------         -------       -------      -------     -------
    Total                       216,998          8,067          32,979       145,199       64,926     468,169

Interest bearing liabilities:
  Interest bearing demand
    deposits (2)                 66,355           ----            ----        48,123         ----     114,478
  Savings (2)                      ----           ----            ----        89,933         ----      89,933
  Time > $100,000                57,064          3,615           3,276         5,309          500      69,764
  Time < $100,000                23,349         18,686          11,136        45,247        5,147     103,565
  Borrowed funds                  1,100           ----            ----          ----         ----       1,100
                               --------        -------          ------       -------      -------     -------
    Total                       147,868         22,301          14,412       188,612        5,647     378,840
                               --------        -------          ------       -------      -------    --------



Interest rate sensitivity
  gap                            69,130        (14,234)         18,567       (43,413)      59,279     $89,329
Cumulative interest rate
  sensitivity gap               $69,130        $54,896         $73,463       $30,050      $89,329
Interest rate sensitivity gap
  ratio                           1.47x          0.36x            2.29x        0.77x       11.50x       1.24x
Cumulative interest rate
sensitivity gap ratio             1.47x          1.32x            1.40x        1.08x        1.24x



         (1) Securities in the "available for sale" category are reported in this table at amortized cost.

         (2) Now account deposits of $48.1 million and savings deposits of $89.9 million are included in the "one to five year" category, due to the Corporation's experience that the interest rates on (and balances of) these accounts are relatively insensitive to interest rate changes.

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

At June 30, 1994, the Corporation is considered "asset sensitive" according to the preceding table. In a rising rate environment, the Corporation might be able to increase prices on earning assets faster than the increase in rates on interest bearing liabilities.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



The Corporation also uses a computer model to simulate the effects of possible interest rate changes. As a guideline, estimated negative exposure to changing rates within the ensuing year is limited to 5% of net interest income. The exposure estimate is based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 200 basis points. The results of this analysis are reported to the Asset/Liability and Funds Management Committee, to assist in the interest rate risk management process.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table shows changes (by loan category) in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance that were charged to expense; and selected ratios:

                                                              Six Months Ended
                                                                  June 30,
                                                         -------------------------
                                                          1994              1993
                                                         -------           -------
                                                                (in thousands)
Allowance for loan losses at
  beginning of period                                     $4,598           $4,585

Loans charged off:
  Commercial                                                  96              348
  Installment                                                185              109
                                                         -------          -------
    Total                                                    281              457

Recoveries on loans previously charged off:
  Residential real estate                                   ----               10
  Commercial                                                  83              145
  Installment                                                 66               85
                                                         -------          -------
    Total                                                    149              240
                                                         -------          -------
      Net loans charged off                                  132              217

Provision charged to expense                                 350              450
                                                         -------          -------
Allowance for loan losses at end of period                $4,816           $4,818
                                                         =======          =======
Annualized ratio of net charge-offs during
  the period to average loans outstanding                   0.08%            0.13%
Allowance for loan losses as a percentage
  of loans and leases at period end                         1.42%            1.47%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



In each accounting period, the allowance for loan losses is adjusted by management to the amount necessary to maintain the allowance at an adequate level. Through its internal loan review department, management has attempted to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

    The Corporation held its regular annual meeting of stockholders on April 27, 1994. At this meeting, an election was held for three directors, to serve three year terms expiring in 1997. The voting results for each nominee were as follows:

    Total For:
         Harold W. Allmacher              1,716,639.499
         Arie Guldemond                   1,580,464.907
         Glen D. Schmidt                  1,674,532.248

    Total Withheld For:
         Harold W. Allmacher                  4,048.298
         Arie Guldemond                     140,222.890
         Glen D. Schmidt                     46,155.549

    Abstentions:          None

    Broker Non-Votes:     None

Item 5.  Other Information.

    Not applicable.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



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




                                                DATE:  August 3, 1994

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



                                 EXHIBIT INDEX


         The following constitute the exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1994:

                 EXHIBIT
                 NUMBER                            EXHIBIT
                 --------                          -------
                   (11)                    Statement of Computation of
                                             Per Share Earnings