Form 10-Q
period 1994-09-30
FIRST NATIONAL BANK CORP
filed 1994-11-14
CIK 808364

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


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

For the quarterly period ended                  September 30, 1994

                                                        OR

{  }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-15828

                           FIRST NATIONAL BANK CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                        38-2711692
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification No.)


               18800 Hall Road, Clinton Township, MI  48038-1340
             (Address of principal executive offices)    (Zip Code)

                                 (810) 465-2400
              (Registrant's telephone number, including area code)

                          No change since last report
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes   X          No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                          Outstanding at November 9, 1994
    Common Stock, $3.125 Par Value                       2,438,562 Shares

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of First National Bank Corp. (the Corporation) include the consolidation of its two subsidiaries; First National Bank in Macomb County (the Bank) and Bankers Fund Life Insurance Co. (the Insurance Company).

The unaudited financial statements of the Corporation for the three and nine month periods ended September 30, 1994 and 1993, reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results for the quarter and nine months are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included with the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

Following are the Corporation's Consolidated Balance Sheet as of September 30, 1994, December 31, 1993, and September 30, 1993; Consolidated Statement of Income for the three and nine month periods ended September 30, 1994 and 1993; and Statements of Changes in Stockholders' Equity and Cash Flow for the nine month periods ended September 30, 1994 and 1993:

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Balance Sheet
(Unaudited)

                                                   September 30,    December 31,     September 30,
Assets                                                1994              1993            1993
- - - ----------------------------------                 ---------        ---------        ---------
                                                                   (in thousands)
Cash and due from banks                                $31,472          $25,383          $23,575
Federal funds sold                                      21,500           22,900            9,800
- - - ----------------------------------                    --------         --------         --------
  Cash and Cash Equivalents                             52,972           48,283           33,375
- - - ----------------------------------                    --------         --------         --------

Securities available for sale (at fair value) (1)        6,769            7,506            7,561
Investment securities (at amortized cost) (2)          123,693           80,066           77,130

Loans
  Residential real estate                               64,643           60,362           64,021
  Commercial                                           222,090          212,035          204,348
  Installment                                           63,192           55,629           57,319
- - - ----------------------------------                    --------         --------         --------
  Total Loans                                          349,925          328,026          325,688
Allowance for loan losses                               (4,855)          (4,598)          (4,515)
- - - ----------------------------------                    --------         --------         --------
  Net Loans                                            345,070          323,428          321,173
- - - ----------------------------------                    --------         --------         --------

Property and equipment (net of depreciation)            15,265           15,596           15,197
Accrued interest receivable                              3,586            2,600            3,070
Other real estate                                        2,619            3,290            3,641
Other assets                                             3,860            3,564            3,621
- - - ----------------------------------                    --------         --------         --------
  Total Assets                                        $553,834         $484,333         $464,768
==================================                    ========         ========         ========

(1) Amortized cost of $7.0 million at September 30, 1994. Prior to 1994, these securities were reported at the lower of amortized cost or fair value.

(2) Fair value of $121.7 million at September 30, 1994; $82.4 million at December 31, 1993; and $79.7 million at September 30, 1993. Investment securities of $3.3 million were pledged at September 30, 1994, to secure public funds on deposit, and for other purposes required by law.

(continued)

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Balance Sheet, continued
(Unaudited)

                                                   September 30,    December 31,     September 30,
Liabilities and Stockholders' Equity                  1994              1993            1993
- - - ------------------------------------------         ------------     -----------      ------------
                                                          (in thousands, except share data)
Deposits
  Demand
    Noninterest bearing                               $ 89,184         $ 76,343         $ 72,943
    Interest bearing                                   154,052          121,544          110,567
  Savings                                               86,782           88,467           88,081
  Time                                                 176,714          153,698          149,744
- - - ------------------------------------------            --------         --------         --------
  Total Deposits                                       506,732          440,052          421,335
- - - ------------------------------------------            --------         --------         --------

Short term borrowings                                    1,100            1,100            1,100
Other liabilities                                        6,133            5,909            5,982
- - - ------------------------------------------            --------         --------         --------
  Total Liabilities                                    513,965          447,061          428,417
- - - ------------------------------------------            --------         --------         --------
Stockholders' Equity
  Common stock -- $3.125 par value; 8,000,000
  shares authorized; 2,434,060 shares issued
  and outstanding at 9/30/94; 2,315,671 shares
  outstanding at 12/31/93; and 2,309,238
  shares outstanding at 9/30/93.                         7,606            7,236            7,216
  Additional paid-in capital                            17,974           15,659           15,477
  Retained earnings                                     14,424           14,377           13,658
  Unrealized loss on securities
    available for sale, net of tax                        (135)              --               --
- - - ------------------------------------------            --------         --------         --------
  Total Stockholders' Equity                            39,869           37,272           36,351
- - - ------------------------------------------            --------         --------         --------
Total Liabilities and Stockholders' Equity            $553,834         $484,333         $464,768
==========================================            ========         ========         ========

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Income
(Unaudited)


                                             Three Months Ended                  Nine Months Ended
                                                  September 30,                     September 30,
                                             1994             1993             1994             1993
- - - ------------------------------             -------          -------          -------          -------
                                                                  (in thousands)
Interest Income
  Loans (including fees)                     $7,532           $6,813          $21,144          $20,399
  Securities
    Taxable                                   1,120              680            3,091            2,210
    Tax-exempt                                  592              517            1,654            1,613
  Federal funds sold                             96               47              267              123
- - - ------------------------------               ------           ------          -------          -------
  Total Interest Income                       9,340            8,057           26,156           24,345
- - - ------------------------------               ------           ------          -------          -------
Interest Expense
  Deposits                                    3,224            2,656            8,917            8,252
  Short term borrowings                          20               12               46               46
  Long term debt                                 --               13               --              251
- - - ------------------------------               ------           ------          -------          -------
  Total Interest Expense                      3,244            2,681            8,963            8,549
- - - ------------------------------               ------           ------          -------          -------
  Net Interest Income                         6,096            5,376           17,193           15,796
Provision for loan losses                       150              225              500              675
- - - ------------------------------               ------           ------          -------          -------
  Net Interest Income after Provision
    for Loan Losses                           5,946            5,151           16,693           15,121
- - - ------------------------------               ------           ------          -------          -------
Noninterest Income
  Service charges on deposit accounts           717              713            2,037            2,063
  Net realized security gains (losses)           --               --                1               (1)
  Other income                                  275              283            1,067              764
- - - ------------------------------               ------           ------          -------          -------
  Total Noninterest Income                      992              996            3,105            2,826
- - - ------------------------------               ------           ------          -------          -------
Noninterest Expense
  Salaries, benefits, and payroll taxes       2,136            2,006            6,254            5,847
  Occupancy and equipment                       803              787            2,512            2,523
  Other operating expense                     2,097            1,712            5,791            5,279
- - - ------------------------------               ------           ------          -------          -------
  Total Noninterest Expense                   5,036            4,505           14,557           13,649
- - - ------------------------------               ------           ------          -------          -------

(continued)

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Income, continued
(Unaudited)

                                             Three Months Ended                  Nine Months Ended
                                                  September 30,                     September 30,
                                             1994             1993             1994             1993
- - - --------------------------------------       ------           ------           ------           ------
                                                       (in thousands, except per share data)
  Income Before Taxes and Cumulative
    Effect of Change in Accounting
      Principle                               1,902            1,642            5,241            4,298
Income tax expense                              451              384            1,237              928
- - - --------------------------------------       ------           ------           ------           ------
  Income Before Cumulative Effect
    of  Change in Accounting Principle        1,451            1,258            4,004            3,370
Cumulative effect of change
  in accounting principle                        --               --               --           (1,183)
- - - --------------------------------------       ------           ------           ------           ------
  Net Income                                 $1,451           $1,258           $4,004           $2,187
======================================       ======           ======           ======           ======
Per share data:

  Primary Income Before Cumulative
    Effect of Change in Accounting
      Principle                               $0.58            $0.52            $1.61            $1.55
  Cumulative effect of change in
    accounting principle                         --               --               --            (0.55)
- - - --------------------------------------       ------           ------           ------           ------
  Primary Net Income                          $0.58            $0.52            $1.61            $1.00
======================================       ======           ======           ======           ======

  Fully Diluted Income Before Cumulative
    Effect of Change in Accounting
      Principle                               $0.58            $0.52            $1.59            $1.44
  Cumulative effect of change in
    accounting principle                         --               --               --            (0.48)
- - - --------------------------------------       ------           ------           ------           ------
  Fully Diluted Net Income                    $0.58            $0.52            $1.59            $0.96
======================================       ======           ======           ======           ======

  Cash Dividends                              $0.20            $0.18            $0.57            $0.53
======================================       ======           ======           ======           ======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

                                              Nine Months Ended
                                                 September 30,
                                             1994             1993
- - - -----------------------------------------   -------          -------
                                      (in thousands, except per share data)
Common Stock:
  Balance, beginning of period               $7,236           $4,074
    Stock dividends (A)(B)                      361               84
    Stock split                                  --            1,704
    Exercise of stock options                     9                1
    Conversion of debentures                     --              928
    Exercise of equity contracts                 --              425
- - - -----------------------------------------   -------          -------
  Balance, end of period                      7,606            7,216
- - - -----------------------------------------   -------          -------
Additional Paid-in Capital:
  Balance, beginning of period               15,659           11,033
    Stock dividends (A)(B)                    2,278              646
    Stock split                                  --           (2,598)
    Exercise of stock options                    37                8
    Conversion of debentures                     --            4,216
    Exercise of equity contracts                 --            2,147
    Bequest from estate                          --               25
- - - -----------------------------------------   -------          -------
  Balance, end of period                     17,974           15,477
- - - -----------------------------------------   -------          -------
Retained Earnings:
  Balance, beginning of period               14,377           14,900
    Net income                                4,004            2,187
    Cash dividends ($0.57 per share
      in 1994, $0.53 in 1993) (C)            (1,389)          (1,165)
    Change in ESOP loan guarantee                84             (448)
    Stock dividends (A)(B)                   (2,649)          (1,810)
    Exercise of stock options                    (3)              (6)
- - - -----------------------------------------   -------          -------
  Balance, end of period                     14,424           13,658
- - - -----------------------------------------   -------          -------
Unrealized Security Gains (Losses):
  Balance, beginning of period                   --               --
    Change in unrealized gain or loss          (135)              --
- - - -----------------------------------------   -------          -------
  Balance, end of period                       (135)              --
- - - -----------------------------------------   -------          -------
Treasury Stock:
  Balance, beginning of period                   --             (598)
    Repurchase of common stock                   --           (1,364)
    Stock dividend (B)                           --            1,068
    Stock split                                  --              894
- - - -----------------------------------------   -------          -------
  Balance, end of period                         --               --
- - - -----------------------------------------   -------          -------
Total Stockholders' Equity, End of Period   $39,869          $36,351
=========================================   =======          =======

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

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Consolidated Statement of Cash Flow                              Nine Months Ended
(Unaudited)                                                        September 30,
                                                            ----------------------
                                                               1994          1993
- - - --------------------------------------------------           -------        -------
                                                                  (in thousands)
Operating Activities:
  Net income                                                  $4,004         $2,187
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision for loan losses                                     500            675
   Depreciation expense                                          888            958
   Net gain on sales of property and equipment                  (220)           (35)
   Net amortization of security premiums                       1,263            861
   Net realized security losses (gains)                           (1)             1
   Increase in interest receivable                              (986)          (430)
   Decrease in interest payable                                  (30)          (342)
   Decrease (increase) in other assets                           455         (1,220)
   Increase in other liabilities                                 338          1,892
- - - --------------------------------------------------           -------        -------
  Net Cash Provided by Operating Activities                    6,211          4,547

Investing Activities:
  Proceeds from maturities and calls of securities
    available for sale                                         3,722          2,000
  Purchases of securities available for sale                  (3,339)        (4,565)
  Proceeds from maturities and calls of investment
    securities                                                20,921         15,832
  Purchases of investment securities                         (65,659)       (15,814)
  Net decrease (increase) in residential real estate loans    (4,281)         1,427
  Net increase in commercial loans                           (10,051)        (9,797)
  Net increase in installment loans                           (7,810)          (847)
  Purchases of property and equipment                         (1,311)        (1,446)
  Proceeds from sales of property and equipment                  974             35
- - - --------------------------------------------------           -------        -------
  Net Cash Used in Investing Activities                      (66,834)       (13,175)

Financing Activities:
  Net increase in noninterest bearing demand deposits         12,841          4,664
  Net increase (decrease) in interest bearing demand
     deposits                                                 32,508        (15,584)
  Net increase (decrease) in savings deposits                 (1,685)         5,221
  Net increase in time deposits                               23,016         16,098
  Net increase in short term borrowings                           --            155
  Cash dividends paid                                         (1,389)        (1,165)
  Repurchase of common stock                                      --         (1,364)
  Payments for fractional shares                                 (10)           (12)
  Proceeds from exercise of equity contracts and
     stock options                                                31            152
  Cash paid for equity contract redemption                        --           (277)
  Bequest from estate                                             --             25
- - - --------------------------------------------------           -------        -------
  Net Cash Provided by Financing Activities                   65,312          7,913
- - - --------------------------------------------------           -------        -------
Increase (Decrease) in Cash and Cash Equivalents               4,689           (715)
Cash and Cash Equivalents at the Beginning
  of the Period                                               48,283         34,090
- - - --------------------------------------------------           -------        -------
Cash and Cash Equivalents at the End
  of the Period                                              $52,972        $33,375
==================================================           =======        =======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(A) Analysis of Financial Condition

The Corporation's total assets have increased by 14%, or $69.5 million, to $553.8 million at September 30, 1994, compared with $484.3 million at December 31, 1993, and by $89.1 million, or 19%, over September 30, 1993.

During the nine months ended September 30, total deposits rose by $66.7 million, while loans increased by $21.9 million. Because of the tremendous deposit growth, the Corporation purchased a large amount of securities during the year.

The following tables show the amortized cost and fair value of the Corporation's security portfolios as of the dates indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are reported at fair value beginning January 1, 1994. Prior to that, securities available for sale had been carried at the lower of amortized cost or fair value.



                                                              September 30, 1994
                                                --------         --------         --------
                                                 Amortized          Fair
                                                   Cost            Value           Variance
                                                --------         --------         --------
                                                                 (in thousands)
         Securities available for sale:

         United States Treasury                    $2,020           $2,003             ($17)
         United States Government agencies          4,952            4,766             (186)
                                                 --------         --------         --------
             Total securities available for sale    6,972            6,769             (203)
                                                 --------         --------         --------

         Investment securities:

         United States Treasury                    21,680           21,332             (348)
         United States Government agencies         54,899           53,210           (1,689)
         Municipal obligations                     45,176           45,242               66
         Other securities                           1,938            1,938             ----
                                                 --------         --------         --------
             Total investment securities          123,693          121,722           (1,971)
                                                 --------         --------         --------

             Total Securities                    $130,665         $128,491         ($2,174)
                                                 ========         ========         ========

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


                                                                December 31, 1993
                                                   --------         --------         --------
                                                   Amortized          Fair
                                                     Cost            Value           Variance
                                                   --------         --------         --------
                                                                  (in thousands)
         Securities available for sale:

         United States Treasury                      $5,047           $5,048               $1
         United States Government agencies            2,459            2,460                1
                                                     ------         --------         --------
             Total securities available for sale      7,506            7,508                2
                                                     ------         --------         --------

         Investment securities:

         United States Treasury                       9,229            9,376              147
         United States Government agencies           37,118           37,324              206
         Municipal obligations                       33,162           35,095            1,933
         Other securities                               557              560                3
                                                     ------         --------         --------
             Total investment securities             80,066           82,355            2,289
                                                     ------         --------         --------

             Total Securities                       $87,572          $89,863           $2,291
                                                    =======          =======          =======


                                                               September 30, 1993
                                                   --------         --------         --------
                                                   Amortized          Fair
                                                     Cost            Value           Variance
                                                   --------         --------         --------
                                                                 (in thousands)

         Securities available for sale:

         United States Treasury                      $5,066           $5,128              $62
         United States Government agencies            2,495            2,457              (38)
                                                   --------         --------         --------
             Total securities available for sale      7,561            7,585               24
                                                   --------         --------         --------

         Investment securities:

         United States Treasury                       9,279            9,527              248
         United States Government agencies           34,996           35,326              330
         Municipal obligations                       32,300           34,300            2,000
         Other securities                               555              557                2
                                                   --------         --------         --------
             Total investment securities             77,130           79,710            2,580
                                                   --------         --------         --------

             Total Securities                       $84,691          $87,295           $2,604
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

As of September 30, 1994 the Corporation has recorded an unrealized loss of $203,000 on securities available for sale. An after-tax reduction of $135,000 has been recorded in the stockholders' equity section of the balance sheet.

During 1994, securities to be held to maturity have increased by 55%, or $43.6 million, to $123.7 million at September 30, 1994. The largest increase during this period came in the United States Government agency category, with an increase of $17.8 million. The security purchases were made as deposit growth outpaced loan demand during the nine month period. Investment securities have increased by $46.6 million since the prior September 30.

Total loans increased by $21.9 million during the nine months ended September 30, 1994, and increased by $24.2 million since September 30, 1993.

Residential real estate loans rose by $4.3 million during the first nine months of the year, due to a pick up in home mortgage lending. During the twelve months ended September 30, 1994, residential mortgage loans increased by 1%, or $0.6 million. The smaller increase was due to prepayment and refinancing activity in the latter part of 1993.

Commercial loans have increased by $10.1 million during the nine months, to $222.1 million at September 30. Over the past year, commercial loans have increased by 9%, or $17.7 million. For both the nine and twelve month periods, the majority of the increases came in fixed rate loans secured by commercial mortgages, and tax-exempt fixed rate loans. Many of the commercial mortgage loans are for working capital purposes, for which the Bank has taken a mortgage as security on the loan.

Installment loans increased by $7.6 million, or 14%, during the nine months ended September 30, 1994, to $63.2 million. The largest increases were in auto and boat lending, aided by the Bank's successful "Loans-By-Phone" campaign, launched in the spring.

The following table shows the components of nonperforming loans as of the dates indicated, as well as the ratios of such loans to the total loan portfolio:

                                    September 30,     December 31,    September 30,
                                        1994             1993             1993
                                     --------          --------        --------
                                                      (in thousands)
Nonaccrual loans                         $2,275              $961            $978
Loans over 90 days past due,
    but still accruing                      968             2,626           1,394
                                       --------          --------        --------
Total nonperforming loans                $3,243            $3,587          $2,372
                                       ========          ========        ========
Nonperforming loans, as a percentage
    of total loans at period end           0.93%             1.09%           0.73%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


Loans are placed in nonaccrual status when, in the opinion of management, serious uncertainty exists as to the ultimate collection of principal and interest. For the nine months ended September 30, 1994, $114,000 would have been recorded in interest income for loans in nonaccrual status at September 30, 1994, assuming they had been current in accordance with the original terms of the loans. Interest received on nonaccrual loans is credited directly to income. Interest income of $10,000 was collected and included in net income for the nine months ended September 30, for loans in nonaccrual status at period end.

Nonaccrual loans at September 30, 1994, includes loans totaling $865,000 which are secured by a commercial property which is in foreclosure. The borrowers have also personally guaranteed the loans. The borrowers are in possession of the property, and are attempting to bring the loan current within the redemption period, which expires in December. The Bank has bid on the property, and expects to take possession if the loan is not brought back to current status. Loans for $213,000 to the same borrower were placed into nonaccrual status in October, 1994, and the Bank has begun foreclosure proceedings. These loans are secured by a separate commercial property. It appears likely that the borrower will bring these loans current prior to the redemption date. Because of the uncertainty, it is difficult to estimate the size of any potential losses. The amount of loss in excess of amounts already provided for in the allowance, if any, is not expected to have a material effect on the Corporation's operating results, liquidity, or capital resources.

Also included in nonaccrual loans at September 30 are loans totaling $888,000 which are secured by two commercial properties. The borrowers had been frequently late making payments in the past, and are experiencing continued cash flow problems. The Bank is in the process of foreclosing on the properties. If the foreclosure is finalized, the Bank will seek offers to buy the properties. Any loss in excess of amounts reserved is not expected to have a material effect on the Corporation's operating results, liquidity, or capital resources.

In addition, management placed a commercial loan for $2.3 million in other real estate on December 31, 1990, in accordance with accounting guidelines for "in-substance" foreclosure loans. The loan was for a commercial construction project on which the Bank held a mortgage. The property is currently carried at the estimated net realizable value of the property, which was $2.6 million at September 30, 1994. The Corporation charged $390,000 to other real estate expense for this property during the first nine months of 1994. The Bank took possession of the property in October, 1994. In addition, the Bank agreed to sell the property to new buyers. The Bank has received a down payment, and is in the process of closing a loan to the new owners. The property has recently been appraised at $2.8 million. Because the new borrowers' initial investment in the property is expected to be 10% of the sale amount, the new loan will be carried on a full accrual basis, unless future conditions change.

In each quarter, or more frequently as necessary, management evaluates the problems and potential losses in the loan portfolio. The results of this evaluation are reflected in the allowance and periodic provision for loan losses.

At September 30, 1994, there were no significant loans that are not disclosed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans in the discussion above. Furthermore, management is not aware of any potential problem loans, except for those described above, which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

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

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


During the nine months ended September 30, 1994, total deposits increased by 15%, or $66.7 million, to $506.7 million. The increase was paced by a $45.3 million increase in total demand deposits, primarily in commercial money market accounts. A large portion of this jump was a temporary deposit by a local municipality. After quarter end, this category moved closer to historical levels. Time deposits increased by $23.0 million, primarily in the new "increasing rate" certificates. For the twelve months ended September 30, 1994, total deposits have increased by 20%, or $85.4 million. In this period, demand deposits again led the way with a $59.7 million increase, while time deposits increased by $27.0 million.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:

                                     September 30,    December 31,    September 30,     Minimum
                                        1994             1993            1993          Requirement
                                      --------        ----------       --------        ----------
Leverage ratio (Tier 1 capital to assets)   7.22%            7.68%           7.78%            3.00%
Tier 1 capital to risk-based assets        10.53%           10.55%          10.46%            4.00%
Total capital to risk-based assets         11.78%           11.80%          11.71%            8.00%

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

                                                         Three Months Ended September 30,
                                                                   1994 vs. 1993
                                                   --------------------------------------------
                                                                          Increase  (Decrease)
                                                                          Due to Changes In
                                                                    ---------------------------
                                                     Total            Volume           Rate
                                                   ----------       ----------       ----------
                                                                    (in thousands)
Earning Assets - Interest Income:
  Federal funds sold                                    $49              $24              $25
  Securities
    United States Treasury                              100              124              (24)
    United States Government agencies                   320              282               38
    Municipal obligations                               104              207             (103)
    Other securities                                     20               21               (1)
  Loans                                                 738              369              369
                                                    -------          -------          -------
    Total                                             1,331            1,027              304
                                                    -------          -------          -------

Deposits and Borrowed Funds - Interest Expense:
  Deposits
    Demand - interest bearing                            18               83              (65)
    Savings                                            (115)              (4)            (111)
    Time                                                665              401              264
  Short term borrowings                                   8                2                6
  Long term debt                                        (13)             (13)              --
                                                    -------          -------          -------
    Total                                               563              469               94
                                                    -------          -------          -------
Tax-Equivalent Net Interest Margin:
  Interest income on earning assets
  less interest cost of deposits
  and borrowed funds                                   $768             $558             $210
                                                    =======          =======          =======

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


                                                            Nine Months Ended September 30,
                                                                   1994 vs. 1993
                                                   --------------------------------------------
                                                                          Increase  (Decrease)
                                                                          Due to Changes In
                                                                    ---------------------------
                                                     Total            Volume           Rate
                                                   ----------       ----------       ----------
                                                                    (in thousands)
Earning Assets - Interest Income:
  Federal funds sold                                   $144             $116              $28
  Securities
    United States Treasury                              260              348              (88)
    United States Government agencies                   576              687             (111)
    Municipal obligations                                45              255             (210)
    Other securities                                     45               47               (2)
  Loans                                                 776              450              326
                                                    -------          -------          -------
    Total                                             1,846            1,903              (57)
                                                    -------          -------          -------

Deposits and Borrowed Funds - Interest Expense:
  Deposits
    Demand - interest bearing                           (64)             145             (209)
    Savings                                            (388)              29             (417)
    Time                                              1,117              758              359
  Short term borrowings                                  --              (17)              17
  Long term debt                                       (251)            (251)              --
                                                    -------          -------          -------
    Total                                               414              664             (250)
                                                    -------          -------          -------
Tax-Equivalent Net Interest Margin:
  Interest income on earning assets
  less interest cost of deposits
  and borrowed funds                                 $1,432           $1,239             $193
                                                    =======          =======          =======

For the quarter ended September 30, 1994, net interest income, on a FTE basis increased by 14%, or $768,000, over the same period one year ago. This was due to a significant rise in the volume of interest earning assets, especially in securities. On the liability side, an increase in time deposit volumes was largely the result of higher rates. This was partially offset by sharply lower rates on savings deposits. The larger asset volumes were boosted somewhat by higher average rates on loans. The net interest margin fell slightly in the quarter, to 5.37%, compared with 5.41% for the same period one year ago.

For the nine months, FTE net interest income increased by $1.4 million, or 9%, over the previous year-to-date. Once again, the primary reason for the increase was a large jump in the volume of securities. The largest increases were an $8.9 million increase in the average volume of Treasury securities, and a $17.4 million increase in average agency securities. Interest income from securities rose significantly, in spite of lower average rates. Interest expense rose modestly by replacing long term debt with a less expensive financing source (deposits) in the current year.

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


AVERAGE STATEMENTS OF CONDITION

The following tables, also presented on a FTE basis, show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset and interest bearing liability; the net interest spread, and the net interest margin, for the three and nine month periods ended September 30, 1994 and 1993. Average balances for securities in the "available for sale" category are calculated using amortized cost. Nonperforming loans are included in average loans. Interest on loans includes loan fees. The tax-equivalent calculation for tax-exempt income on securities and loans assumes a 34% federal tax rate, and is adjusted for any interest expense deduction that would be disallowed, according to current tax law.


                                                                           Three Months Ended September 30,
                                               -----------------------------------------------------------------------------
                                                              1994                                       1993
                                               ---------    ---------    ---------        ---------   ---------    ---------

                                                                           Average                                   Average
                                                              Interest      Rate                         Interest     Rate
                                                 Average      Income/      Earned/          Average      Income/     Earned/
                                                 Balance      Expense       Paid            Balance      Expense      Paid
                                               ---------    ---------     ---------       ---------   ---------    ---------
                                                                                 (in thousands)
Assets:
  Federal funds sold                               $8,298         $96         4.63%          $6,223         $47        3.02%
  Securities
    United States Treasury                         23,774         315         5.30           14,416         215        5.97
    United States Government agencies              56,830         776         5.46           36,145         456        5.05
    Municipal obligations                          42,823         861         8.04           32,537         757        9.31
    Other securities                                1,938          29         5.99              555           9        6.49
  Loans                                           343,956       7,574         8.81          327,183       6,836        8.36
                                               ----------     --------     --------       ----------   --------     --------
Total Earning Assets/Total Interest
  Income                                          477,619       9,651         8.08%         417,059       8,320        7.98%
                                                              --------     --------                    --------     --------
Cash and due from banks                            27,723                                    24,130
All other assets                                   20,686                                    19,990
                                                ---------                                 ---------
Total Assets                                     $526,028                                  $461,179
                                                =========                                 =========
Liabilities and Stockholders' Equity:
  Deposits
    Demand-interest bearing                      $127,224         740         2.33%        $112,925         722        2.56%
    Savings                                        88,951         406         1.83           89,813         521        2.32
    Time                                          177,239       2,078         4.69          143,068       1,413        3.95
  Short term borrowings                             1,378          20         5.81            1,247          12        3.85
  Long term debt                                       --          --           --              647          13        8.04
                                               ----------     --------     --------       ----------   --------     --------
Total Interest Bearing Liabilities/Total
  Interest Expense                                394,792       3,244         3.29%         347,700       2,681        3.08%
                                                              --------     --------                    --------     --------
Noninterest bearing demand deposits                85,578                                    71,463
All other liabilities                               6,094                                     6,101
Stockholders' equity                               39,564                                    35,915
                                               ----------                                 ----------
Total Liabilities and Stockholders'
  Equity                                         $526,028                                  $461,179
                                               ==========                                 ==========
FTE Interest Spread (Average Rate Earned
  Minus Average Rate Paid)                                                    4.79%                                    4.90%
                                                                           ========                                 ========
FTE Net Interest Income                                        $6,407                                    $5,639
                                                              =======                                   =======
FTE Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                                5.37%                                    5.41%
                                                                           ========                                 ========

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)



                                                                              Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                                 1994                                       1993
                                                  ---------    ---------    ---------        ---------   ---------    ---------

                                                                              Average                                   Average
                                                                 Interest      Rate                         Interest     Rate
                                                    Average      Income/      Earned/          Average      Income/     Earned/
                                                    Balance      Expense       Paid            Balance      Expense      Paid
                                                  ---------    ---------     ---------       ---------   ---------    ---------
                                                                                    (in thousands)
Assets:
  Federal funds sold                                  $9,611        $267         3.70%          $5,437        $123        3.02%
  Securities
    United States Treasury                            22,195         865         5.20           13,267         605        6.08
    United States Government agencies                 54,594       2,156         5.27           37,206       1,580        5.66
    Municipal obligations                             37,857       2,404         8.47           33,836       2,359        9.30
    Other securities                                   1,667          70         5.60              555          25        6.01
  Loans                                              334,733      21,245         8.46          327,644      20,469        8.33
                                                  ----------     --------     --------       ----------   --------     --------
Total Earning Assets/Total Interest
  Income                                             460,657      27,007         7.82%         417,945      25,161        8.03%
                                                                 --------     --------                    --------     --------
Cash and due from banks                               26,488                                    24,775
All other assets                                      20,553                                    20,027
                                                  ----------                                 ----------
Total Assets                                        $507,698                                  $462,747
                                                  ==========                                 ==========
Liabilities and Stockholders' Equity:
  Deposits
    Demand-interest bearing                         $123,625       2,174         2.34%        $115,387       2,238        2.59%
    Savings                                           89,038       1,204         1.80           86,920       1,592        2.44
    Time                                             167,948       5,539         4.40          144,961       4,422        4.07
  Short term borrowings                                1,233          46         4.97            1,692          46        3.62
  Long term debt                                          --          --           --            4,415         251        7.58
                                                  ----------     --------     --------       ----------   --------     --------
Total Interest Bearing Liabilities/Total
  Interest Expense                                   381,844       8,963         3.13%         353,375       8,549        3.23%
                                                                 --------     --------                    --------     --------
Noninterest bearing demand deposits                   81,104                                    71,170
All other liabilities                                  6,103                                     5,403
Stockholders' equity                                  38,647                                    32,799
                                                  ----------                                 ----------
Total Liabilities and Stockholders'
  Equity                                            $507,698                                  $462,747
                                                  ==========                                 ==========
FTE Interest Spread (Average Rate Earned
  Minus Average Rate Paid)                                                       4.69%                                    4.80%
                                                                              ========                                 ========
FTE Net Interest Income                                          $18,044                                   $16,612
                                                                 =======                                   =======
FTE Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                                   5.22%                                    5.30%
                                                                              ========                                 ========

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


ANALYSIS OF INCOME STATEMENT ITEMS

Third quarter net interest income increased by 13% over the prior year, to $6.1 million. Nine month net interest income increased by nearly 9%, to $17.2 million in 1994. As discussed previously, this was mostly due to larger average balances of earning assets, and only modest increases in interest expense. See the preceding analysis of changes in FTE net interest income for more details.

The quarterly provision for loan losses decreased by $75,000 from 1993's third quarter. This brought net interest income after the provision to $5.9 million for the quarter, an increase of more than 15% over the third quarter of 1993. For the nine months, the loan loss provision dropped by 26%, or $175,000. Year-to-date net interest income after the provision increased by 10%, to $16.7 million. The provision for both time frames was lowered due to the health of the local economy, as evidenced by lower average levels of nonperforming loans.

Year-to-date noninterest income increased by $279,000 over the previous year, primarily due to a $269,000 gain on the sale of a parcel of land.

Third quarter noninterest expense rose by 12%, to $5.0 million in 1994. Noninterest expense for the nine month period rose more modestly, by $908,000, or 7%. The increases are attributable to increased salaries and benefits, common in a service-intensive industry, and also to increased write-offs on a foreclosed property. We also noted increased advertising expenses due to several new ad campaigns.

For the quarter, income before taxes increased by nearly 16% over 1993's third quarter. Net income was a record $1.5 million, a 15% increase over the previous year. For the nine months ended September 30, 1994, income before taxes and the cumulative effect of an accounting change increased by almost 22%, or $0.9 million, to $5.2 million. In early 1993, a one-time charge of $1.2 million had been recorded for postretirement benefits, due to the implementation of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Income tax expense was $1.2 million for the nine months ended September 30, 1994, compared with $0.9 million in 1993. These combined for a $1.8 million increase in year-to-date net income, to a record $4.0 million.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been federal funds sold, and loans (including demand loans) and securities maturing within one year. At September 30, 1994 and 1993, federal funds sold amounted to $21.5 million and $9.8 million, respectively. Loans (including demand loans) and securities maturing within one year amounted to $105.2 million at September 30, 1994, and $111.0 million at September 30, 1993. Additional liquidity is provided by two repurchase agreement lines of credit with other banks, totaling $15.0 million, and a $25.0 million line of credit with the Federal Home Loan Bank (FHLB). These lines could be drawn upon for short term liquidity needs, if necessary. The FHLB line of credit would be collateralized with securities, if drawn upon. The Corporation has also identified certain securities as "available for sale," which may be sold for liquidity or other purposes. Management determines the adequacy of items so classified by considering normal deposit fluctuations, expected loan demand, and the other liquidity sources and needs discussed above. The Corporation's dependence on large deposits that experience volatile rate changes is closely monitored. These deposits consist mainly of time certificates of deposit of $100,000 and over, of which the balance was $67.9 million and $75.2 million at September 30, 1994 and 1993, respectively.

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

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 1994. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.


                                                      AFTER THREE         AFTER SIX        AFTER ONE
                                        WITHIN        MONTHS BUT          MONTHS BUT       YEAR BUT         AFTER
                                        THREE         WITHIN SIX          WITHIN ONE       WITHIN           FIVE
                                        MONTHS        MONTHS              YEAR             FIVE YEARS       YEARS         TOTAL
                                        ---------     ------------        ------------     ----------       ---------     --------
                                                                        (in thousands)
Interest earning assets:
  Federal funds sold                     $21,500             --                 --               --               --        $21,500
  Securities (1)                           3,997         $2,919            $14,092          $78,806          $30,851        130,665
  Loans                                  199,754          5,051             12,008           84,519           48,593        349,925
                                         --------        -------            -------          -------          -------        ------
    Total                                225,251          7,970             26,100          163,325           79,444        502,090

Interest bearing liabilities:
  Interest bearing demand
    deposits (2)                         104,785             --                 --           49,267               --        154,052
  Savings (2)                                 --             --                 --           86,782               --         86,782
  Time > $100,000                         43,873         11,086              6,057            5,930              951         67,897
  Time < $100,000                         22,060         28,604              8,762           44,084            5,307        108,817
  Borrowed funds                           1,100             --                 --               --               --          1,100
                                         --------        -------            -------          -------          -------        ------
    Total                                171,818         39,690             14,819          186,063            6,258        418,648
                                         --------        -------            -------          -------          -------        ------



Interest rate sensitivity gap            $53,433         (31,720)           11,281         (22,738)           73,186        $83,442

Cumulative interest rate
  sensitivity gap                                         $21,713          $32,994          $10,256          $83,442
Interest rate sensitivity gap
  ratio                                     1.31x            0.20x            1.76x            0.88x           12.69x          1.20x
Cumulative interest rate
  sensitivity gap ratio                                      1.10x            1.15x            1.02x            1.20x


         (1) Securities in the "available for sale" category are reported in this table at amortized cost.

         (2) Now account deposits of $49.3 million and savings deposits of $86.8 million are included in the "one to five year" category, due to the Corporation's experience that the interest rates on (and balances of) these accounts are relatively insensitive to interest rate changes.

The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments.

At September 30, 1994, the Corporation is considered "asset sensitive" according to the preceding table. In a rising rate environment, the Corporation might be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

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


SUMMARY OF LOAN LOSS EXPERIENCE

The following table shows changes (by loan category) in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance that were charged to expense; and selected ratios:

                                                            Nine Months Ended
                                                              September 30,
                                                       --------------------------
                                                         1994              1993
                                                       -------            -------
                                                             (in thousands)
Allowance for loan losses at
  beginning of period                                     $4,598           $4,585

Loans charged off:
  Commercial                                                  99              907
  Installment                                                352              144
                                                         -------          -------
    Total                                                    451            1,051

Recoveries on loans previously charged off:
  Residential real estate                                     --               10
  Commercial                                                 103              176
  Installment                                                105              120
                                                         -------          -------
    Total                                                    208              306
                                                         -------          -------

      Net loans charged off                                  243              745

Provision charged to expense                                 500              675
                                                         -------          -------
Allowance for loan losses at end of period                $4,855           $4,515
                                                         =======          =======
Annualized ratio of net charge-offs during
  the period to average loans outstanding                   0.10%            0.30%
Allowance for loan losses as a percentage
  of loans and leases at period end                         1.39%            1.39%

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


In each accounting period, the allowance for loan losses is adjusted by management, taking a variety of factors into account. Through its internal loan review department, management has attempted to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

Item 5.  Other Information.

On August 24, 1994, the Corporation's Board of Directors approved a definitive agreement to merge with Old Kent Financial Corporation (Old Kent), a bank holding company based in Grand Rapids, Michigan. The merger is subject to stockholder and regulatory approval.

Under the agreement, the Corporation's stockholders will receive approximately $35 worth of Old Kent stock for every share of the Corporation's common stock that they own, subject to certain adjustments and limitations. The Corporation expects to complete the transaction during the first quarter of 1995.

Old Kent is a bank holding company with sixteen affiliate banks and a combined 221 offices in Michigan and Illinois.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)          Exhibits:

         (10) Agreement and Plan of Merger Between the Registrant and Old Kent Financial Corporation, dated August 24, 1994

         (11)  Statement of Computation of Per Share Earnings

         (27)  Financial Data Schedule

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


                                        FIRST NATIONAL BANK CORP.



                                        By:  S/ HAROLD W. ALLMACHER
                                        Harold W. Allmacher;
                                        Vice Chairman, President and CEO
                                        (Principal Executive Officer)


                                        By:  S/ RICHARD J. MILLER
                                        Richard J. Miller;
                                        Treasurer
                                        (Principle Financial and
                                        Accounting Officer)




                                        DATE:  November 9, 1994

FIRST NATIONAL BANK CORP.
FORM 10-Q (continued)


                                 EXHIBIT INDEX


         The following constitute the exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1994:

                 EXHIBIT
                 NUMBER                            EXHIBIT


                   (10)                    Agreement and Plan of Merger Between
                                             the Registrant and Old Kent
                                             Financial Corporation, dated
                                             August 24, 1994

                   (11)                    Statement of Computation of
                                             Per Share Earnings

                   (27)                    Financial Data Schedule